Form 10-Q
period 2023-09-30
Tesla, Inc.
filed 2023-10-23
CIK 1318605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 16, 2023, there were 3,178,921,391 shares of the registrant’s common stock outstanding.

TESLA, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

Forward-Looking Statements
The discussions in this Quarterly Report on Form 10-Q contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning supply chain constraints, our strategy, competition, future operations and production capacity, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the markets in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and that are otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). The discussion of such risks is not an indication that any such risks have occurred at the time of this filing. We do not assume any obligation to update any forward-looking statements.

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
Tesla, Inc.
Consolidated Balance Sheets
(in millions, except per share data)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$15,932	$16,253
Short-term investments	10,145	5,932
Accounts receivable, net	2,520	2,952
Inventory	13,721	12,839
Prepaid expenses and other current assets	2,708	2,941
Total current assets	45,026	40,917
Operating lease vehicles, net	6,119	5,035
Solar energy systems, net	5,293	5,489
Property, plant and equipment, net	27,744	23,548
Operating lease right-of-use assets	3,637	2,563
Digital assets, net	184	184
Intangible assets, net	191	215
Goodwill	250	194
Other non-current assets	5,497	4,193
Total assets	$93,941	$82,338
Liabilities
Current liabilities
Accounts payable	$13,937	$15,255
Accrued liabilities and other	7,636	7,142
Deferred revenue	2,206	1,747
Customer deposits	894	1,063
Current portion of debt and finance leases	1,967	1,502
Total current liabilities	26,640	26,709
Debt and finance leases, net of current portion	2,426	1,597
Deferred revenue, net of current portion	3,059	2,804
Other long-term liabilities	7,321	5,330
Total liabilities	39,446	36,440
Commitments and contingencies (Note 9)
Redeemable noncontrolling interests in subsidiaries	277	409
Equity
Stockholders’ equity
Preferred stock; $0.001 par value; 100 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 6,000 shares authorized; 3,179 and 3,164 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	34,201	32,177
Accumulated other comprehensive loss	(692)	(361)
Retained earnings	19,954	12,885
Total stockholders’ equity	53,466	44,704
Noncontrolling interests in subsidiaries	752	785
Total liabilities and equity	$93,941	$82,338
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Automotive sales	$18,582	$17,785	$57,879	$46,969
Automotive regulatory credits	554	286	1,357	1,309
Automotive leasing	489	621	1,620	1,877
Total automotive revenues	19,625	18,692	60,856	50,155
Energy generation and storage	1,559	1,117	4,597	2,599
Services and other	2,166	1,645	6,153	4,390
Total revenues	23,350	21,454	71,606	57,144
Cost of revenues
Automotive sales	15,656	13,099	47,919	34,166
Automotive leasing	301	381	972	1,157
Total automotive cost of revenues	15,957	13,480	48,891	35,323
Energy generation and storage	1,178	1,013	3,770	2,470
Services and other	2,037	1,579	5,723	4,275
Total cost of revenues	19,172	16,072	58,384	42,068
Gross profit	4,178	5,382	13,222	15,076
Operating expenses
Research and development	1,161	733	2,875	2,265
Selling, general and administrative	1,253	961	3,520	2,914
Restructuring and other	—	—	—	142
Total operating expenses	2,414	1,694	6,395	5,321
Income from operations	1,764	3,688	6,827	9,755
Interest income	282	86	733	140
Interest expense	(38)	(53)	(95)	(158)
Other income (expense), net	37	(85)	317	(1)
Income before income taxes	2,045	3,636	7,782	9,736
Provision for income taxes	167	305	751	856
Net income	1,878	3,331	7,031	8,880
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	25	39	(38)	11
Net income attributable to common stockholders	$1,853	$3,292	$7,069	$8,869

Net income per share of common stock attributable to common stockholders
Basic	$0.58	$1.05	$2.23	$2.84
Diluted	$0.53	$0.95	$2.03	$2.55
Weighted average shares used in computing net income per share of common stock
Basic	3,176	3,146	3,171	3,120
Diluted	3,493	3,468	3,481	3,474
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$1,878	$3,331	$7,031	$8,880
Other comprehensive income (loss):
Foreign currency translation adjustment	(289)	(460)	(343)	(977)
Unrealized net gain (loss) on investments	7	(5)	8	(19)
Adjustment for net loss realized and included in net income	—	—	4	—
Comprehensive income	1,596	2,866	6,700	7,884
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	25	39	(38)	11
Comprehensive income attributable to common stockholders	$1,571	$2,827	$6,738	$7,873
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
(in millions, except per share data)
(unaudited)

Three Months Ended September 30, 2023	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of June 30, 2023	$288	3,174	$3	$33,436	$(410)	$18,101	$51,130	$764	$51,894
Exercises of conversion feature of convertible senior notes	—	0	0	0	—	—	0	—	0
Issuance of common stock for equity incentive awards	—	5	0	254	—	—	254	—	254
Stock-based compensation	—	—	—	513	—	—	513	—	513
Distributions to noncontrolling interests	(10)	—	—	—	—	—	—	(33)	(33)
Buy-outs of noncontrolling interests	(5)	—	—	(2)	—	—	(2)	—	(2)
Net income	4	—	—	—	—	1,853	1,853	21	1,874
Other comprehensive loss	—	—	—	—	(282)	—	(282)	—	(282)
Balance as of September 30, 2023	$277	3,179	$3	$34,201	$(692)	$19,954	$53,466	$752	$54,218

Nine Months Ended September 30, 2023	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of December 31, 2022	$409	3,164	$3	$32,177	$(361)	$12,885	$44,704	$785	$45,489
Exercises of conversion feature of convertible senior notes	—	0	0	0	—	—	0	—	0
Issuance of common stock for equity incentive awards	—	15	0	548	—	—	548	—	548
Stock-based compensation	—	—	—	1,473	—	—	1,473	—	1,473
Distributions to noncontrolling interests	(24)	—	—	—	—	—	—	(83)	(83)
Buy-outs of noncontrolling interests	(8)	—	—	3	—	—	3	(12)	(9)
Net (loss) income	(100)	—	—	—	—	7,069	7,069	62	7,131
Other comprehensive loss	—	—	—	—	(331)	—	(331)	—	(331)
Balance as of September 30, 2023	$277	3,179	$3	$34,201	$(692)	$19,954	$53,466	$752	$54,218

Three Months Ended September 30, 2022	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of June 30, 2022	$421	3,122	$3	$30,944	$(477)	$5,906	$36,376	$861	$37,237
Exercises of conversion feature of convertible senior notes	—	0	0	0	—	—	0	—	0
Settlement of warrants	—	29	0	0	—	—	0	—	0
Issuance of common stock for equity incentive awards	—	7	0	229	—	—	229	—	229
Stock-based compensation	—	—	—	419	—	—	419	—	419
Distributions to noncontrolling interests	(11)	—	—	—	—	—	—	(36)	(36)
Net income	11	—	—	—	—	3,292	3,292	27	3,319
Other comprehensive loss	—	—	—	—	(465)	—	(465)	—	(465)
Balance as of September 30, 2022	$421	3,158	$3	$31,592	$(942)	$9,198	$39,851	$852	$40,703

Nine Months Ended September 30, 2022	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of December 31, 2021	$568	3,100	$3	$29,803	$54	$329	$30,189	$826	$31,015
Exercises of conversion feature of convertible senior notes	—	0	0	0	—	—	0	—	0
Settlements of warrants	—	37	0	0	—	—	0	—	0
Issuance of common stock for equity incentive awards	—	21	0	474	—	—	474	—	474
Stock-based compensation	—	—	—	1,323	—	—	1,323	—	1,323
Distributions to noncontrolling interests	(36)	—	—	—	—	—	—	(84)	(84)
Buy-out of noncontrolling interests	(11)	—	—	(8)	—	—	(8)	—	(8)
Net (loss) income	(100)	—	—	—	—	8,869	8,869	110	8,979
Other comprehensive loss	—	—	—	—	(996)	—	(996)	—	(996)
Balance as of September 30, 2022	$421	3,158	$3	$31,592	$(942)	$9,198	$39,851	$852	$40,703
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$7,031	$8,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	3,435	2,758
Stock-based compensation	1,328	1,141
Inventory and purchase commitments write-downs	361	118
Foreign currency transaction net unrealized (gain) loss	(317)	1
Non-cash interest and other operating activities	94	159
Digital assets loss, net	—	106
Changes in operating assets and liabilities:
Accounts receivable	377	(426)
Inventory	(1,953)	(4,492)
Operating lease vehicles	(1,858)	(1,136)
Prepaid expenses and other current assets	322	(865)
Other non-current assets	(2,655)	(1,580)
Accounts payable and accrued liabilities	(24)	4,659
Deferred revenue	774	856
Customer deposits	(95)	251
Other long-term liabilities	2,066	1,016
Net cash provided by operating activities	8,886	11,446
Cash Flows from Investing Activities
Purchases of property and equipment excluding finance leases, net of sales	(6,592)	(5,300)
Purchases of solar energy systems, net of sales	—	(5)
Proceeds from sales of digital assets	—	936
Purchase of intangible assets	—	(9)
Purchases of investments	(13,221)	(1,467)
Proceeds from maturities of investments	8,959	3
Proceeds from sales of investments	138	—
Business combinations, net of cash acquired	(64)	—
Net cash used in investing activities	(10,780)	(5,842)
Cash Flows from Financing Activities
Proceeds from issuances of debt	2,526	—
Repayments of debt	(887)	(3,000)
Proceeds from exercises of stock options and other stock issuances	548	474
Principal payments on finance leases	(340)	(369)
Debt issuance costs	(23)	—
Distributions paid to noncontrolling interests in subsidiaries	(105)	(118)
Payments for buy-outs of noncontrolling interests in subsidiaries	(17)	(19)
Net cash provided by (used in) financing activities	1,702	(3,032)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(142)	(567)
Net (decrease) increase in cash and cash equivalents and restricted cash	(334)	2,005
Cash and cash equivalents and restricted cash, beginning of period	16,924	18,144
Cash and cash equivalents and restricted cash, end of period	$16,590	$20,149
Supplemental Non-Cash Investing and Financing Activities
Acquisitions of property and equipment included in liabilities	$1,717	$1,877
Leased assets obtained in exchange for finance lease liabilities	$1	$36
Leased assets obtained in exchange for operating lease liabilities	$1,548	$691
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Notes to Consolidated Financial Statements
(unaudited)
Note 1 – Summary of Significant Accounting Policies
Unaudited Interim Financial Statements
The consolidated financial statements of Tesla, Inc. (“Tesla”, the “Company”, “we”, “us” or “our”), including the consolidated balance sheet as of September 30, 2023, the consolidated statements of operations, the consolidated statements of comprehensive income, the consolidated statements of redeemable noncontrolling interests and equity for the three and nine months ended September 30, 2023 and 2022, and the consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2022 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Revenue Recognition
Revenue by source
The following table disaggregates our revenue by major source (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Automotive sales	$18,582	$17,785	$57,879	$46,969
Automotive regulatory credits	554	286	1,357	1,309
Energy generation and storage sales	1,416	966	4,188	2,186
Services and other	2,166	1,645	6,153	4,390
Total revenues from sales and services	22,718	20,682	69,577	54,854
Automotive leasing	489	621	1,620	1,877
Energy generation and storage leasing	143	151	409	413
Total revenues	$23,350	$21,454	$71,606	$57,144
Automotive Segment
Automotive Sales Revenue
Deferred revenue is related to the access to our Full Self Driving (“FSD”) features and ongoing maintenance, internet connectivity, free Supercharging programs and over-the-air software updates primarily on automotive sales, which amounted to $3.27 billion and $2.91 billion as of September 30, 2023 and December 31, 2022, respectively.
Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Revenue recognized from the deferred revenue balance as of December 31, 2022 and 2021 was $360 million and $169 million for nine months ended September 30, 2023 and 2022, respectively. Of the total deferred revenue balance as of September 30, 2023, we expect to recognize $815 million of revenue in the next 12 months. The remaining balance will be recognized at the time of transfer of control of the product or over the performance period.

We have been providing loans for financing our automotive deliveries in volume since fiscal year 2022. As of September 30, 2023 and December 31, 2022, we have recorded net financing receivables on the consolidated balance sheets, of which $239 million and $128 million, respectively, is recorded within Accounts receivable, net, for the current portion and $1.11 billion and $665 million, respectively, is recorded within Other non-current assets for the long-term portion.
Automotive Regulatory Credits
During the nine months ended September 30, 2022, we had also recognized $288 million in revenue due to changes in regulation which entitled us to additional consideration for credits sold previously.
Automotive Leasing Revenue
Direct Sales-Type Leasing Program
For the three and nine months ended September 30, 2023, we recognized $20 million and $197 million, respectively, of sales-type leasing revenue and $16 million and $149 million, respectively, of sales-type leasing cost of revenue. For the three and nine months ended September 30, 2022, we recognized $161 million and $559 million, respectively, of sales-type leasing revenue and $97 million and $343 million, respectively, of sales-type leasing cost of revenue.
Lease receivables relating to sales-type leases are presented on the consolidated balance sheets as follows (in millions):

	September 30, 2023	December 31, 2022
Gross lease receivables	$803	$837
Unearned interest income	(84)	(95)
Allowance for expected credit losses	(6)	(4)
Net investment in sales-type leases	$713	$738

Reported as:
Prepaid expenses and other current assets	$178	$164
Other non-current assets	535	574
Net investment in sales-type leases	$713	$738
Energy Generation and Storage Segment
Energy Generation and Storage Sales
We record as deferred revenue any non-refundable amounts that are collected from customers related to fees charged for prepayments, which is recognized as revenue ratably over the respective customer contract term. As of September 30, 2023 and December 31, 2022, deferred revenue related to such customer payments amounted to $1.05 billion and $863 million, respectively, mainly due to billings for milestone payments. Revenue recognized from the deferred revenue balance as of December 31, 2022 and 2021 was $511 million and $132 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $1.91 billion. Of this amount, we expect to recognize $709 million in the next 12 months and the rest over the remaining performance obligation period.
We have been providing loans for financing our energy generation products in volume since fiscal year 2022. As of September 30, 2023 and December 31, 2022, we have recorded net financing receivables on the consolidated balance sheets, of which $29 million and $24 million, respectively, is recorded within Accounts receivable, net, for the current portion and $541 million and $387 million, respectively, is recorded within Other non-current assets for the long-term portion.

Income Taxes
We are subject to income taxes in the U.S. and in many foreign jurisdictions. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets that are not more likely than not to be realized. The determination of the realizability of deferred tax assets requires significant judgment in assessing the likelihood of future tax consequences. In completing our assessment of realizability of our deferred tax assets, we consider our history of losses measured at pre-tax income (loss) adjusted for permanent book-tax differences on a jurisdictional basis, volatility in actual earnings, excess tax benefits related to stock-based compensation in recent prior years, and impacts of the timing of reversal of existing temporary differences. We also rely on our assessment of the Company’s projected future results of business operations, including uncertainty in future operating results relative to historical results, volatility in the market price of our common stock and its performance over time, variable macroeconomic conditions impacting our ability to forecast future taxable income, and changes in business that may affect the existence and magnitude of future taxable income. Our valuation allowance assessment is based on our best estimate of future results considering all available information.

We monitor the realizability of the U.S. deferred tax assets taking into account all relevant factors. As of September 30, 2023, we continued to maintain a full valuation allowance on our U.S. deferred tax assets. We will release the valuation allowance when there is sufficient positive evidence to support a conclusion that it is more likely than not the deferred tax assets will be realized. Depending on our operating results and the amount of stock-based compensation tax deductions available in the future, we may release the valuation allowance associated with the U.S. deferred tax assets within the next year. The timing and amount of the valuation allowance release could vary based on our assessment of all available evidence. Release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and may result in a material decrease to income tax expense for the period the release is recorded.

There are transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. As of September 30, 2023 and December 31, 2022, the aggregate balances of our gross unrecognized tax benefits were $1.04 billion and $870 million, respectively, of which $616 million and $572 million, respectively, would not give rise to changes in our effective tax rate since these tax benefits would increase a deferred tax asset that is currently fully offset by a valuation allowance.
We file income tax returns in the U.S. and various state and foreign jurisdictions. We are currently under examination by the Internal Revenue Service (“IRS”) for the years 2015 to 2018. Additional tax years within the periods 2004 to 2014 and 2019 to 2022 remain subject to examination for federal income tax purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and state income tax purposes. Our returns for 2004 and subsequent tax years remain subject to examination in U.S. state and foreign jurisdictions.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$1,853	$3,292	$7,069	$8,869
Less: Buy-out of noncontrolling interest	2	—	(3)	8
Net income used in computing basic net income per share of common stock	1,851	3,292	7,072	8,861
Less: Dilutive convertible debt	(0)	(0)	(0)	(1)
Net income used in computing diluted net income per share of common stock	$1,851	$3,292	$7,072	$8,862

The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income per share of common stock attributable to common stockholders (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average shares used in computing net income per share of common stock, basic	3,176	3,146	3,171	3,120
Add:
Stock-based awards	304	301	297	311
Convertible senior notes	2	2	2	4
Warrants	11	19	11	39
Weighted average shares used in computing net income per share of common stock, diluted	3,493	3,468	3,481	3,474
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common stock attributable to common stockholders, because their effect was anti-dilutive (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock-based awards	13	3	12	3
Restricted Cash
Our total cash and cash equivalents and restricted cash, as presented in the consolidated statements of cash flows, was as follows (in millions):

	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
Cash and cash equivalents	$15,932	$16,253	$19,532	$17,576
Restricted cash included in prepaid expenses and other current assets	453	294	382	345
Restricted cash included in other non-current assets	205	377	235	223
Total as presented in the consolidated statements of cash flows	$16,590	$16,924	$20,149	$18,144
Accounts Receivable and Allowance for Doubtful Accounts
Depending on the day of the week on which the end of a fiscal quarter falls, our accounts receivable balance may fluctuate as we are waiting for certain customer payments to clear through our banking institutions and receipts of payments from our financing partners, which can take up to approximately two weeks based on the contractual payment terms with such partners. Our accounts receivable balances associated with our sales of regulatory credits, which are typically transferred to other manufacturers during the last few days of the quarter, is dependent on contractual payment terms. Additionally, government rebates can take up to a year or more to be collected depending on the customary processing timelines of the specific jurisdictions issuing them. These various factors may have a significant impact on our accounts receivable balance from period to period. As of September 30, 2023 and December 31, 2022, we had $328 million and $753 million, respectively, of long-term government rebates receivable in Other non-current assets in our consolidated balance sheets.
Financing Receivables
As of September 30, 2023 and December 31, 2022, the majority of our financing receivables were at current status with only immaterial balances being past due. As of September 30, 2023, the majority of our financing receivables, excluding MyPower notes receivable, were originated in 2023 and 2022, and as of December 31, 2022, the majority of our financing receivables, excluding MyPower notes receivable, were originated in 2022.

As of September 30, 2023 and December 31, 2022, the total outstanding balance of MyPower customer notes receivable, net of allowance for expected credit losses, was $268 million and $280 million, respectively, of which $6 million and $7 million were due in the next 12 months as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the allowance for expected credit losses was $37 million.
Concentration of Risk
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, investments, restricted cash, accounts receivable and financing receivables. Our cash and investments balances are primarily comprised of deposits which are diversified among high credit quality financial institutions or invested in U.S. government securities. These deposits are typically in excess of insured limits. As of September 30, 2023 and December 31, 2022, no entity represented 10% or more of our total receivables balance.
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
Operating Lease Vehicles
The gross cost of operating lease vehicles as of September 30, 2023 and December 31, 2022 was $7.40 billion and $6.08 billion, respectively. Operating lease vehicles on the consolidated balance sheets are presented net of accumulated depreciation of $1.28 billion and $1.04 billion as of September 30, 2023 and December 31, 2022, respectively.
Goodwill
Goodwill increased $56 million within the automotive segment from $194 million as of December 31, 2022 to $250 million as of September 30, 2023 primarily from a business combination and divestiture.
Warranties
Accrued warranty activity consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Accrued warranty—beginning of period	$4,465	$2,433	$3,505	$2,101
Warranty costs incurred	(335)	(236)	(911)	(574)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	15	156	426	158
Provision for warranty	577	418	1,702	1,086
Accrued warranty—end of period	$4,722	$2,771	$4,722	$2,771
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
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law and is effective for taxable years beginning after December 31, 2022. The IRA includes multiple incentives to promote clean energy, electric vehicles, battery and energy storage manufacture or purchase, in addition to a new corporate alternative minimum tax of 15% on adjusted financial statement income of corporations with profits greater than $1 billion. Some of these measures are expected to materially affect our consolidated financial statements. For the nine months ended September 30, 2023, the impact was primarily a reduction of our material costs. We will continue to evaluate the effects of the IRA as more guidance is issued and the relevant implications to our consolidated financial statements.
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

	September 30, 2023				December 31, 2022
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$1,153	$1,153	$—	$—	$2,188	$2,188	$—	$—
U.S. government securities	4,798	—	4,798	—	894	—	894	—
Corporate debt securities	559	—	559	—	885	—	885	—
Certificates of deposit and time deposits	4,788	—	4,788	—	4,253	—	4,253	—
Total	$11,298	$1,153	$10,145	$—	$8,220	$2,188	$6,032	$—
All of our money market funds were classified within Level I of the fair value hierarchy because they were valued using quoted prices in active markets. Our U.S. government securities, certificates of deposit, time deposits and corporate debt securities are classified within Level II of the fair value hierarchy and the market approach was used to determine fair value of these investments.

Our cash, cash equivalents and investments classified by security type as of September 30, 2023 and December 31, 2022 consisted of the following (in millions):

	September 30, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$14,779	$—	$—	$14,779	$14,779	$—
Money market funds	1,153	—	—	1,153	1,153	—
U.S. government securities	4,800	—	(2)	4,798	—	4,798
Corporate debt securities	569	1	(11)	559	—	559
Certificates of deposit and time deposits	4,788	—	—	4,788	—	4,788
Total cash, cash equivalents and short-term investments	$26,089	$1	$(13)	$26,077	$15,932	$10,145

	December 31, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$13,965	$—	$—	$13,965	$13,965	$—
Money market funds	2,188	—	—	2,188	2,188	—
U.S. government securities	897	—	(3)	894	—	894
Corporate debt securities	907	—	(22)	885	—	885
Certificates of deposit and time deposits	4,252	1	—	4,253	100	4,153
Total cash, cash equivalents and short-term investments	$22,209	$1	$(25)	$22,185	$16,253	$5,932
We record gross realized gains, losses and credit losses as a component of Other income (expense), net in the consolidated statements of operations. For the three and nine months ended September 30, 2023 and 2022, we did not recognize any material gross realized gains, losses or credit losses. The ending allowance balances for credit losses were immaterial as of September 30, 2023 and December 31, 2022. We have determined that the gross unrealized losses on our investments as of September 30, 2023 and December 31, 2022 were temporary in nature.
The following table summarizes the fair value of our investments by stated contractual maturities as of September 30, 2023 (in millions):

Due in 1 year or less	$9,734
Due in 1 year through 5 years	383
Due in 5 years through 10 years	28
Total	$10,145
Disclosure of Fair Values
Our financial instruments that are not re-measured at fair value include accounts receivable, financing receivables, other receivables, digital assets, accounts payable, accrued liabilities, customer deposits and debt. The carrying values of these financial instruments materially approximate their fair values, other than our 2.00% Convertible Senior Notes due in 2024 (“2024 Notes”) and digital assets.

We estimate the fair value of the 2024 Notes using commonly accepted valuation methodologies and market-based risk measurements that are indirectly observable, such as credit risk (Level II). In addition, we estimate the fair values of our digital assets based on quoted prices in active markets (Level I). The following table presents the estimated fair values and the carrying values (in millions):

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Notes	$37	$452	$37	$223
Digital assets, net	$184	$311	$184	$191
Note 3 – Inventory
Our inventory consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Raw materials	$5,817	$6,137
Work in process	2,246	2,385
Finished goods (1)	4,550	3,475
Service parts	1,108	842
Total	$13,721	$12,839
(1)Finished goods inventory includes vehicles in transit to fulfill customer orders, new vehicles available for sale, used vehicles and energy products available for sale.
We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the three and nine months ended September 30, 2023, we recorded write-downs of $43 million and $148 million, respectively, in Cost of revenues in the consolidated statements of operations. During the three and nine months ended September 30, 2022, we recorded write-downs of $42 million and $91 million, respectively, in Cost of revenues in the consolidated statements of operations.

Note 4 – Property, Plant and Equipment, Net
Our property, plant and equipment, net, consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Machinery, equipment, vehicles and office furniture	$15,077	$13,558
Tooling	2,865	2,579
Leasehold improvements	2,892	2,366
Land and buildings	8,584	7,751
Computer equipment, hardware and software	3,225	2,072
Construction in progress	6,341	4,263
	38,984	32,589
Less: Accumulated depreciation	(11,240)	(9,041)
Total	$27,744	$23,548
Construction in progress is primarily comprised of construction of Gigafactory Texas, and equipment and tooling related to the manufacturing of our products.
Depreciation expense during the three and nine months ended September 30, 2023 was $897 million and $2.44 billion, respectively. Depreciation expense during the three and nine months ended September 30, 2022 was $620 million and $1.75 billion, respectively.

Note 5 – Accrued Liabilities and Other
Our accrued liabilities and other current liabilities consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Accrued purchases (1)	$2,708	$2,747
Taxes payable (2)	1,095	1,235
Payroll and related costs	1,192	1,026
Accrued warranty reserve, current portion	1,376	1,025
Sales return reserve, current portion	218	270
Operating lease liabilities, current portion	613	485
Other current liabilities	434	354
Total	$7,636	$7,142
(1)Accrued purchases primarily reflects receipts of goods and services for which we had not yet been invoiced. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.
(2)Taxes payable includes value added tax, income tax, sales tax, property tax and use tax payables.
Note 6 – Other Long-Term Liabilities
Our other long-term liabilities consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Operating lease liabilities	$3,181	$2,164
Accrued warranty reserve	3,346	2,480
Other non-current liabilities	794	686
Total other long-term liabilities	$7,321	$5,330
Note 7 – Debt
The following is a summary of our debt and finance leases as of September 30, 2023 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Unused Committed Amount (1)	Contractual Interest Rates	Contractual Maturity Date
	Current	Long-Term
Recourse debt:
2024 Notes	$37	$—	$37	$—	2.00%	May 2024
RCF Credit Agreement	—	—	—	5,000	Not applicable	January 2028
Solar Bonds	—	7	7	—	4.70-5.75%	March 2025 - January 2031
Total recourse debt	37	7	44	5,000
Non-recourse debt:
Automotive Asset-backed Notes	1,482	1,795	3,290	—	0.36-6.57%	July 2024-August 2027
Solar Asset-backed Notes	4	10	14	—	4.80%	December 2026
Cash Equity Debt	29	340	378	—	5.25-5.81%	July 2033-January 2035
Total non-recourse debt	1,515	2,145	3,682	—
Total debt	1,552	2,152	$3,726	$5,000
Finance leases	415	274
Total debt and finance leases	$1,967	$2,426

The following is a summary of our debt and finance leases as of December 31, 2022 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Unused Committed Amount (2)	Contractual Interest Rates	Contractual Maturity Date
	Current	Long-Term
Recourse debt:
2024 Notes	$—	$37	$37	$—	2.00%	May 2024
Credit Agreement	—	—	—	2,266	Not applicable	July 2023
Solar Bonds	—	7	7	—	4.70-5.75%	March 2025 - January 2031
Total recourse debt	—	44	44	2,266
Non-recourse debt:
Automotive Asset-backed Notes	984	613	1,603	—	0.36-4.64%	December 2023-September 2025
Solar Asset-backed Notes	4	13	17	—	4.80%	December 2026
Cash Equity Debt	28	359	397	—	5.25-5.81%	July 2033-January 2035
Automotive Lease-backed Credit Facilities	—	—	—	151	Not applicable	September 2024
Total non-recourse debt	1,016	985	2,017	151
Total debt	1,016	1,029	$2,061	$2,417
Finance leases	486	568
Total debt and finance leases	$1,502	$1,597
(1)There are no restrictions on draw-down or use for general corporate purposes with respect to any available committed funds under our RCF Credit Agreement. Refer to the notes to the consolidated financial statements included in our reporting on Form 10-K for the year ended December 31, 2022 for the terms of the facility.
(2)There were no restrictions on draw-down or use for general corporate purposes with respect to any available committed funds under our credit facilities, except certain specified conditions prior to draw-down, including pledging to our lenders sufficient amounts of qualified receivables, inventories, leased vehicles and our interests in those leases or various other assets as described in the notes to the consolidated financial statements included in our report on Form 10-K for the year ended December 31, 2022.
Recourse debt refers to debt that is recourse to our general assets of the respective guarantors. Non-recourse debt refers to debt that is recourse to only assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to debt discounts or deferred issuance costs. As of September 30, 2023, we were in material compliance with all financial debt covenants.
2024 Notes
During the first three quarters of 2023, the closing price of our common stock continued to exceed 130% of the applicable conversion price of our 2024 Notes on at least 20 of the last 30 consecutive trading days of the quarter, causing the 2024 Notes to be convertible by their holders during the second, third and fourth quarters of 2023. Should the closing price conditions continue to be met in a future quarter for the 2024 Notes, the 2024 Notes will be convertible at their holders’ option during the immediately following quarter.
Automotive Asset-backed Notes
In the third quarter of 2023, we transferred beneficial interests related to certain leased vehicles into special purpose entities and issued $2.53 billion in aggregate principal amount of Automotive Asset-backed Notes, with terms similar to our other previously issued Automotive Asset-backed Notes. The proceeds from the issuance, net of debt issuance costs, were $2.52 billion.
Automotive Lease-backed Credit Facilities
In the third quarter of 2023, we terminated our Automotive Lease-backed Credit Facilities and the previously committed funds are no longer available for future borrowings.

Note 8 – Equity Incentive Plans
Other Performance-Based Grants
From time to time, the Compensation Committee of our Board of Directors grants certain employees performance-based restricted stock units (“RSUs”) and stock options.
As of September 30, 2023, we had unrecognized stock-based compensation expense of $525 million under these grants to purchase or receive an aggregate 4.7 million shares of our common stock. For awards probable of achievement, we estimate the unrecognized stock-based compensation expense of $131 million will be recognized over a weighted-average period of 3 years.
For the three and nine months ended September 30, 2023, we recorded $10 million and $56 million, respectively, of stock-based compensation expense related to these grants, net of forfeitures. For the three and nine months ended September 30, 2022, we recorded $31 million and $134 million, respectively, of stock-based compensation expense related to these grants, net of forfeitures.
Summary Stock-Based Compensation Information
The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$181	$150	$554	$424
Research and development	189	124	491	389
Selling, general and administrative	95	88	283	328
Total	$465	$362	$1,328	$1,141
Our income tax benefits recognized from stock-based compensation arrangements in each of the periods presented were immaterial due to cumulative losses and valuation allowances.
Note 9 – Commitments and Contingencies
Operating Lease Arrangements in Buffalo, New York and Shanghai, China
For a description of our operating lease arrangements in Buffalo, New York, and Shanghai, China, refer to Note 15, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2022. As of September 30, 2023, we expect to meet the requirements under these arrangements based on our current and anticipated level of operations.
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
These plaintiffs and others filed parallel actions in the U.S. District Court for the District of Delaware on or about April 21, 2017. They include claims for violations of the federal securities laws and breach of fiduciary duties by Tesla’s board of directors. Those actions were consolidated and stayed pending the above-referenced Chancery Court litigation. On October 16, 2023, these plaintiffs filed a voluntary dismissal of the action.
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
On July 14, 2023, the parties filed a Stipulation and Agreement of Compromise and Settlement, which does not involve an admission of any wrongdoing by any party. If the settlement is approved by the Court, this action will be fully settled and dismissed with prejudice. Pursuant to the terms of the agreement, Tesla provided notice of the proposed settlement to stockholders of record as of July 14, 2023. The general terms, conditions and timing of this proposed settlement are further set forth in the Form 8-K filed on July 20, 2023, which includes, among other things, the court-approved notice of the proposed settlement. The Court held a hearing regarding the settlement on October 13, 2023, after which it took the settlement and plaintiff counsels’ fee request under advisement. The settlement is not expected to have an adverse impact on our results of operations, cash flows or financial position.

Litigation Relating to Potential Going Private Transaction
Between August 10, 2018 and September 6, 2018, nine purported stockholder class actions were filed against Tesla and Elon Musk in connection with Mr. Musk’s August 7, 2018 Twitter post that he was considering taking Tesla private. On January 16, 2019, Plaintiffs filed their consolidated complaint in the United States District Court for the Northern District of California and added as defendants the members of Tesla’s board of directors. The consolidated complaint asserts claims for violations of the federal securities laws and seeks unspecified damages and other relief. The parties stipulated to certification of a class of stockholders, which the court granted on November 25, 2020. Trial started on January 17, 2023, and on February 3, 2023, a jury rendered a verdict in favor of the defendants on all counts. After trial, plaintiffs filed a motion for judgment as a matter of law and a motion for new trial, which the Court denied and judgement was entered in favor of defendants on July 11, 2023. On July 14, 2023, plaintiffs filed a notice of appeal.
Between October 17, 2018 and March 8, 2021, seven derivative lawsuits were filed in the Delaware Court of Chancery, purportedly on behalf of Tesla, against Mr. Musk and the members of Tesla’s board of directors, as constituted at relevant times, in relation to statements made and actions connected to a potential going private transaction, with certain of the lawsuits challenging additional Twitter posts by Mr. Musk, among other things. Five of those actions were consolidated, and all seven actions have been stayed pending resolution of the above-referenced consolidated purported stockholder class action. In addition to these cases, two derivative lawsuits were filed on October 25, 2018 and February 11, 2019 in the U.S. District Court for the District of Delaware, purportedly on behalf of Tesla, against Mr. Musk and the members of the Tesla board of directors as then constituted. Those cases have also been consolidated and stayed pending resolution of the appeal in the above-referenced consolidated purported stockholder class action.
On October 21, 2022, a lawsuit was filed in the Delaware Court of Chancery by a purported shareholder of Tesla alleging, among other things, that board members breached their fiduciary duties in connection with their oversight of the Company’s 2018 settlement with the SEC, as amended. Among other things, the plaintiff seeks reforms to the Company’s corporate governance and internal procedures, unspecified damages, and attorneys’ fees. The parties reached an agreement to stay the case until December 5, 2023.
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

Additionally, on June 1, 2022 the Equal Employment Opportunity Commission (“EEOC”) issued a cause finding against Tesla that closely parallels the CRD’s allegations. Tesla engaged in a mandatory mediation with the EEOC in June 2023, which did not result in a resolution. On September 28, 2023, the EEOC filed a civil complaint against Tesla in the United States District Court for the Northern District of California asserting claims for race harassment and retaliation and seeking, among other things, monetary and injunctive relief.
On June 16, 2022, two Tesla stockholders filed separate derivative actions in the U.S. District Court for the Western District of Texas, purportedly on behalf of Tesla, against certain of Tesla’s current and former directors. Both suits assert claims for breach of fiduciary duty, unjust enrichment, and violation of the federal securities laws in connection with alleged race and gender discrimination and sexual harassment. Among other things, plaintiffs seek declaratory and injunctive relief, unspecified damages payable to Tesla, and attorneys’ fees. On July 22, 2022, the Court consolidated the two cases and on September 6, 2022, plaintiffs filed a consolidated complaint. On November 7, 2022, the defendants filed a motion to dismiss the case. Plaintiffs filed a response of January 13, 2023, and the defendants replied on February 17, 2023. On September 15, 2023, the Court dismissed the action but granted plaintiffs leave to file an amended complaint.
Other Litigation Related to Our Products and Services
We are also subject to various lawsuits that seek monetary and other injunctive relief. These lawsuits include proposed class actions and other consumer claims that allege, among other things, defects and misrepresentations related to our products and services. For example, on September 14, 2022, a proposed class action was filed against Tesla, Inc. and related entities in the U.S. District Court for the Northern District of California, alleging various claims about the Company’s driver assistance technology systems under state and federal law. This case was later consolidated with several other proposed class actions, and a Consolidated Amended Complaint was filed on October 28, 2022, which seeks damages and other relief on behalf of all persons who purchased or leased from Tesla between January 1, 2016 to the present. On October 5, 2022 a proposed class action complaint was filed in the U.S. District Court for the Eastern District of New York asserting similar state and federal law claims against the same defendants. On September 30, 2023, the Court dismissed this action with leave to amend the complaint. On March 22, 2023, the plaintiffs in the California consolidated action filed a motion for a preliminary injunction to order Tesla to (1) cease using the term “Full Self-Driving Capability” (FSDC), (2) cease the sale and activation of FSDC and deactivate FSDC on Tesla vehicles, and (3) provide certain notices to consumers about proposed court-findings about the accuracy of the use of the terms Autopilot and FSDC. Tesla opposed the motion. On September 30, 2023, the Court denied the request for a preliminary injunction, compelled four of five plaintiffs to arbitration, and dismissed the claims of the fifth plaintiff with leave to amend the complaint. Subsequently, on October 2, 2023, a similar proposed class action was filed in San Diego County Superior Court in California.
On February 27, 2023, a proposed class action was filed in the U.S. District Court for the Northern District of California against Tesla, Inc., Elon Musk and certain current and former Company executives. The complaint alleges that the defendants made material misrepresentations and omissions about the Company’s Autopilot and FSDC technologies and seeks money damages and other relief on behalf of persons who purchased Tesla stock between February 19, 2019 and February 17, 2023. An amended complaint was filed on September 5, 2023, naming only Tesla, Inc. and Elon Musk as defendants. On April 13, 2023, a putative Tesla shareholder filed a related shareholder derivative complaint against the members of Tesla’s board of directors and certain current and former executives, alleging contribution for violations of the federal securities law, breach of fiduciary duties, waste, and unjust enrichment. The complaint asserted derivative claims and seeks, among other relief, unspecified monetary damages, attorneys’ fees and costs. On July 19, 2023, the plaintiff in the shareholder derivative action voluntarily dismissed the complaint without prejudice.
On March 14, 2023, a proposed class action was filed in the U.S. District Court for the Northern District of California. Several similar complaints have also been filed in the same court and these cases have now all been consolidated. These complaints allege that Tesla violates federal antitrust and warranty laws through its repair, service, and maintenance practices and seeks, among other relief, damages for persons who paid Tesla for repairs services or Tesla compatible replacement parts from March 2019 to March 2023. On July 17, 2023, these plaintiffs filed a consolidated amended complaint.
The Company intends to vigorously defend itself in these matters; however, we cannot predict the outcome or impact. We are unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, unless noted.

Certain Investigations and Other Matters
We receive requests for information from regulators and governmental authorities, such as the National Highway Traffic Safety Administration, the National Transportation Safety Board, the SEC, the Department of Justice (“DOJ”) and various local, state, federal and international agencies. We routinely cooperate with such regulatory and governmental requests, including subpoenas, formal and informal requests and other investigations and inquiries.
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
Separately, the Company has received requests for information, including subpoenas, from the DOJ. These have included requests for documents related to Tesla’s Autopilot and FSD features. Additionally, the Company has received requests for information, including subpoenas from the DOJ, regarding certain matters associated with personal benefits, related parties, vehicle range and personnel decisions. To our knowledge no government agency in any ongoing investigation has concluded that any wrongdoing occurred. We cannot predict the outcome or impact of any ongoing matters. Should the government decide to pursue an enforcement action, there exists the possibility of a material adverse impact on our business, results of operation, prospects, cash flows, financial position or brand.
We are also subject to various other legal proceedings, risks and claims that arise from the normal course of business activities. For example, during the second quarter of 2023, a foreign news outlet reported that it obtained certain misappropriated data including, purportedly, among other things, non-public Tesla business and personal information. Tesla has made notifications to potentially affected individuals (current and former employees) and regulatory authorities and we are working with certain law enforcement and other authorities. On August 5, 2023, a putative class action was filed in the United States District Court for the Northern District of California, purportedly on behalf of all U.S. individuals impacted by the data incident, followed by several additional lawsuits, that each assert claims under various state laws and seeks monetary damages and other relief. If an unfavorable ruling or development were to occur in these or other possible legal proceedings, risks and claims, there exists the possibility of a material adverse impact on our business, results of operations, prospects, cash flows, financial position or brand.

Note 10 – Variable Interest Entity Arrangements
The aggregate carrying values of the variable interest entities’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in millions):

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$78	$68
Accounts receivable, net	30	22
Prepaid expenses and other current assets	341	274
Total current assets	449	364
Solar energy systems, net	3,921	4,060
Other non-current assets	390	404
Total assets	$4,760	$4,828
Liabilities
Current liabilities
Accrued liabilities and other	$73	$69
Deferred revenue	10	10
Current portion of debt and finance leases	1,512	1,013
Total current liabilities	1,595	1,092
Deferred revenue, net of current portion	145	149
Debt and finance leases, net of current portion	2,134	971
Other long-term liabilities	—	3
Total liabilities	$3,874	$2,215
Note 11 – Segment Reporting and Information about Geographic Areas
We have two operating and reportable segments: (i) automotive and (ii) energy generation and storage. The following table presents revenues and gross profit by reportable segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Automotive segment
Revenues	$21,791	$20,337	$67,009	$54,545
Gross profit	$3,797	$5,278	$12,395	$14,947
Energy generation and storage segment
Revenues	$1,559	$1,117	$4,597	$2,599
Gross profit	$381	$104	$827	$129
The following table presents revenues by geographic area based on the sales location of our products (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$10,893	$10,236	$33,472	$28,584
China	5,020	5,131	15,642	13,568
Other international	7,437	6,087	22,492	14,992
Total	$23,350	$21,454	$71,606	$57,144

The following table presents long-lived assets by geographic area (in millions):

	September 30, 2023	December 31, 2022
United States	$25,162	$21,667
Germany	4,008	3,547
China	2,786	2,978
Other international	1,081	845
Total	$33,037	$29,037
The following table presents inventory by reportable segment (in millions):

	September 30, 2023	December 31, 2022
Automotive	$11,398	$10,996
Energy generation and storage	2,323	1,843
Total	$13,721	$12,839

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
In 2023, we produced 1,350,996 consumer vehicles and delivered 1,324,074 consumer vehicles through the third quarter. We are currently focused on increasing vehicle production, capacity and delivery capabilities, reducing costs, improving and developing our vehicles and battery technologies, vertically integrating and localizing our supply chain, improving and further deploying our FSD capabilities, increasing the affordability and efficiency of our vehicles, bringing new products to market and expanding our global infrastructure.
In 2023, we deployed 11.52 GWh of energy storage products and 182 megawatts of solar energy systems through the third quarter. We are currently focused on ramping production of energy storage products, improving our Solar Roof installation capability and efficiency, and increasing market share of retrofit solar energy systems.
During the three and nine months ended September 30, 2023, we recognized total revenues of $23.35 billion and $71.61 billion, respectively, representing increases of $1.90 billion and $14.46 billion, respectively, over the same periods ended September 30, 2022. We continue to ramp production, build new manufacturing capacity, invest in research and development and expand our operations to enable increased deliveries and deployments of our products and further revenue growth.
During the three and nine months ended September 30, 2023, our net income attributable to common stockholders was $1.85 billion and $7.07 billion, respectively, representing unfavorable changes of $1.44 billion and $1.80 billion, respectively, over the same periods ended September 30, 2022. We continue to focus on further cost reductions and operational efficiencies while maximizing delivery volumes.
We ended the third quarter of 2023 with $26.08 billion in cash and cash equivalents and investments, representing an increase of $3.89 billion from the end of 2022. Our cash flows provided by operating activities during the nine months ended September 30, 2023 and 2022 were $8.89 billion and $11.45 billion, respectively, representing a decrease of $2.56 billion. Capital expenditures amounted to $6.59 billion during the nine months ended September 30, 2023, compared to $5.30 billion during the same period ended September 30, 2022, representing an increase of $1.29 billion. Sustained growth has allowed our business to generally fund itself, and we will continue investing in a number of capital-intensive projects and research and development in upcoming periods.
Management Opportunities, Challenges and Uncertainties and 2023 Outlook
Automotive—Production
The following is a summary of the status of production of each of our announced vehicle models in production and under development, as of the date of this Quarterly Report on Form 10-Q:

Production Location	Vehicle Model(s)	Production Status
Fremont Factory	Model S / Model X	Active
	Model 3 / Model Y	Active
Gigafactory Shanghai	Model 3 / Model Y	Active
Gigafactory Berlin-Brandenburg	Model Y	Active
Gigafactory Texas	Model Y	Active
	Cybertruck	Pilot production
Gigafactory Nevada	Tesla Semi	Pilot production
Various	Next Generation Platform	In development
TBD	Tesla Roadster	In development

We are focused on growing our manufacturing capacity, which includes capacity for manufacturing new vehicle models such as our Cybertruck and next generation platform, and ramping all of our production vehicles to their installed production capacities as well as increasing production rate and efficiency at our current factories. The next phase of production growth will depend on the ramp at Gigafactory Texas and Gigafactory Berlin-Brandenburg, as well as our ability to add to our available sources of battery cell supply by manufacturing our own cells that we are developing to have high-volume output, lower capital and production costs and longer range. Our goals are to improve vehicle performance, decrease production costs and increase affordability and customer awareness.
These plans are subject to uncertainties inherent in establishing and ramping manufacturing operations, which may be exacerbated by new product and manufacturing technologies we introduce, the number of concurrent international projects, any industry-wide component constraints, labor shortages and any future impact from events outside of our control. For example, during the third quarter of 2023, we experienced a sequential decline in production volumes due to pre-planned shutdowns for upgrades at various factories. Moreover, we have set ambitious technological targets with our plans for battery cells as well as for iterative manufacturing and design improvements for our vehicles with each new factory.
Automotive—Demand, Sales, Deliveries and Infrastructure
Our cost reduction efforts, cost innovation strategies, and additional localized procurement and manufacturing are key to our vehicles’ affordability and have allowed us to competitively price our vehicles. We will also continue to generate demand and brand awareness by improving our vehicles’ performance and functionality, including through products based on artificial intelligence such as Autopilot and FSD, and other software features and delivering new vehicles, such as our upcoming Cybertruck. Moreover, we expect to continue to benefit from ongoing electrification of the automotive sector and increasing environmental regulations and initiatives.
However, we operate in a cyclical industry that is sensitive to political and regulatory uncertainty, including with respect to trade and the environment, all of which can be compounded by inflationary pressures, rising energy prices, increases in interest rates and the liquidity of enterprise customers. For example, inflationary pressures have increased across the markets in which we operate. In an effort to curb this trend, central banks in developed countries raised interest rates rapidly and substantially, impacting the affordability of vehicle lease and finance arrangements. Further, sales of vehicles in the automotive industry also tend to be cyclical in many markets, which may expose us to increased volatility as we expand and adjust our operations. Moreover, as additional competitors enter the marketplace and help bring the world closer to sustainable transportation, we will have to adjust and continue to execute well to maintain our momentum. Additionally, our suppliers’ liquidity and allocation plans may be affected by current challenges in the North American automotive industry, which could reduce our access to components or result in unfavorable changes to cost. These macroeconomic and industry trends have had, and will likely continue to have, an impact on the pricing of, and order rate for our vehicles, and in turn our operating margin. We will continue to adjust accordingly to such developments, and we believe our ongoing cost reduction, including improved production innovation and efficiency at our newest factories and lower logistics costs, and focus on operating leverage will continue to benefit us in relation to our competitors, while our new products will help enable future growth.
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

Energy Generation and Storage Demand, Production and Deployment
The long-term success of this business is dependent upon increasing margins through greater volumes. We continue to increase the production of our energy storage products to meet high levels of demand, including the announcement of a new Megafactory in Shanghai and the ongoing ramp at our Megafactory in Lathrop, California. For Megapack, energy storage deployments can vary meaningfully quarter to quarter depending on the timing of specific project milestones. We remain committed to growing our retrofit solar energy business by offering a low-cost and simplified online ordering experience. In addition, we continue to seek to improve our installation capabilities and price efficiencies for Solar Roof. As these product lines grow, we will have to maintain adequate battery cell supply for our energy storage products and ensure the availability of qualified personnel, particularly skilled electricians, to support the ramp of Solar Roof.
Cash Flow and Capital Expenditure Trends
Our capital expenditures are typically difficult to project beyond the short-term given the number and breadth of our core projects at any given time, and may further be impacted by uncertainties in future global market conditions. We are simultaneously ramping new products, building or ramping manufacturing facilities on three continents, piloting the development and manufacture of new battery cell technologies, expanding our Supercharger network and investing in autonomy and other artificial intelligence enabled training and products, and the pace of our capital spend may vary depending on overall priority among projects, the pace at which we meet milestones, production adjustments to and among our various products, increased capital efficiencies and the addition of new projects. Owing and subject to the foregoing as well as the pipeline of announced projects under development, all other continuing infrastructure growth and varying levels of inflation, we currently expect our capital expenditures to exceed $9.00 billion in 2023 and be between $7.00 to $9.00 billion in each of the following two fiscal years.
Our business has been consistently generating cash flow from operations in excess of our level of capital spend, and with better working capital management resulting in shorter days sales outstanding than days payable outstanding, our sales growth is also generally facilitating positive cash generation. We have and will continue to utilize such cash flows, among other things, to do more vertical integration, expand our product roadmap and provide financing options to our customers. At the same time, we are likely to see heightened levels of capital expenditures during certain periods depending on the specific pace of our capital-intensive projects and other potential variables such as rising material prices and increases in supply chain and labor expenses resulting from changes in global trade conditions and labor availability. Overall, we expect our ability to be self-funding to continue as long as macroeconomic factors support current trends in our sales.
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

Results of Operations
Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2023	2022	$	%	2023	2022	$	%
Automotive sales	$18,582	$17,785	$797	4%	$57,879	$46,969	$10,910	23%
Automotive regulatory credits	554	286	268	94%	1,357	1,309	48	4%
Automotive leasing	489	621	(132)	(21)%	1,620	1,877	(257)	(14)%
Total automotive revenues	19,625	18,692	933	5%	60,856	50,155	10,701	21%
Services and other	2,166	1,645	521	32%	6,153	4,390	1,763	40%
Total automotive & services and other segment revenue	21,791	20,337	1,454	7%	67,009	54,545	12,464	23%
Energy generation and storage segment revenue	1,559	1,117	442	40%	4,597	2,599	1,998	77%
Total revenues	$23,350	$21,454	$1,896	9%	$71,606	$57,144	$14,462	25%
Automotive & Services and Other Segment
Automotive sales revenue increased $797 million, or 4%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to an increase of 89,649 combined Model 3 and Model Y cash deliveries from production ramping of Model Y globally, partially offset by a decrease of 2,162 combined Model S and Model X cash deliveries year over year. Additionally, there was a lower average selling price on our vehicles driven by overall price reductions year over year, sales mix, and a negative impact from the United States dollar strengthening against other foreign currencies in the three months ended September 30, 2023 compared to the prior period.
Automotive sales revenue increased $10.91 billion, or 23%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to an increase of 394,409 combined Model 3 and Model Y cash deliveries from production ramping of Model Y globally. The increase was partially offset by lower average selling price on our vehicles for the same factors mentioned above.
Automotive regulatory credits revenue increased $268 million, or 94%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Automotive regulatory credits revenue increased $48 million, or 4%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. In the first quarter of 2022, we recognized $288 million in revenue primarily due to changes in regulation which entitled us to additional consideration for credits sold previously.
Automotive leasing revenue decreased $132 million, or 21%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Automotive leasing revenue decreased $257 million, or 14%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decreases were primarily due to a decrease in direct sales-type leasing revenue driven by lower deliveries year over year, partially offset by an increase from our growing direct operating lease portfolio.
Services and other revenue increased $521 million, or 32%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Services and other revenue increased $1.76 billion, or 40%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increases were primarily due to higher used vehicle revenue driven by increases in volume, non-warranty maintenance services revenue, body shop and part sales revenue, paid Supercharging revenue and insurance services revenue, all of which are primarily attributable to our growing fleet. Additionally, there was an increase in retail merchandise revenue, partially offset by decreases in the average selling price of used vehicles.
Energy Generation and Storage Segment
Energy generation and storage revenue increased $442 million, or 40%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Energy generation and storage revenue increased $2.00 billion, or 77%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increases were primarily due to an increase in deployments of Megapack.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2023	2022	$	%	2023	2022	$	%
Cost of revenues
Automotive sales	$15,656	$13,099	$2,557	20%	$47,919	$34,166	$13,753	40%
Automotive leasing	301	381	(80)	(21)%	972	1,157	(185)	(16)%
Total automotive cost of revenues	15,957	13,480	2,477	18%	48,891	35,323	13,568	38%
Services and other	2,037	1,579	458	29%	5,723	4,275	1,448	34%
Total automotive & services and other segment cost of revenues	17,994	15,059	2,935	19%	54,614	39,598	15,016	38%
Energy generation and storage segment	1,178	1,013	165	16%	3,770	2,470	1,300	53%
Total cost of revenues	$19,172	$16,072	$3,100	19%	$58,384	$42,068	$16,316	39%

Gross profit total automotive	$3,668	$5,212			$11,965	$14,832
Gross margin total automotive	18.7%	27.9%			19.7%	29.6%

Gross profit total automotive & services and other segment	$3,797	$5,278			$12,395	$14,947
Gross margin total automotive & services and other segment	17.4%	26.0%			18.5%	27.4%

Gross profit energy generation and storage segment	$381	$104			$827	$129
Gross margin energy generation and storage segment	24.4%	9.3%			18.0%	5.0%

Total gross profit	$4,178	$5,382			$13,222	$15,076
Total gross margin	17.9%	25.1%			18.5%	26.4%
Automotive & Services and Other Segment
Cost of automotive sales revenue increased $2.56 billion, or 20%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Cost of automotive sales revenue increased $13.75 billion, or 40%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Cost of automotive sales revenue increased in line with the change in deliveries year over year, as discussed above. The increase was partially offset by a decrease in the average combined cost per unit of our vehicles primarily due to sales mix, a decrease in material costs and lower manufacturing costs from better fixed cost absorption. Our costs of revenue were also positively impacted by the IRA manufacturing credits earned during the current periods and by the United States dollar strengthening against our foreign currencies as compared to the prior periods.
Cost of automotive leasing revenue decreased $80 million, or 21%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Cost of automotive leasing revenue decreased $185 million, or 16%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decreases were primarily due to a decrease in direct sales-type leasing cost of revenue driven by lower deliveries year over year.
Cost of services and other revenue increased $458 million, or 29%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Cost of services and other revenue increased $1.45 billion, or 34%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increases were in line with the changes in services and other revenue as discussed above.

Gross margin for total automotive decreased from 27.9% to 18.7% in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Gross margin for total automotive decreased from 29.6% to 19.7% in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decreases were primarily due to lower average selling price on our vehicles partially offset by the favorable change in our average combined cost per unit of our vehicles as discussed above and an increase in regulatory credits revenue.
Gross margin for total automotive & services and other segment decreased from 26.0% to 17.4% in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Gross margin for total automotive & services and other segment decreased from 27.4% to 18.5% in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, primarily due to the automotive gross margin decrease discussed above while there was an improvement in our services and other gross margin.
Energy Generation and Storage Segment
Cost of energy generation and storage revenue increased $165 million, or 16%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Cost of energy generation and storage revenue increased $1.30 billion, or 53%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, in line with the changes in Megapack deployments year over year, as discussed above. These increases were partially offset by improvements in production ramping that drove down the average cost per MWh of Megapack.
Gross margin for energy generation and storage increased from 9.3% to 24.4% in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Gross margin for energy generation and storage increased from 5.0% to 18.0% in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increases were driven by an improvement in our Megapack gross margin from lower average cost per MWh and a higher proportion of Megapack, which operated at a higher gross margin, within the segment as compared to the prior year periods.
Research and Development Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2023	2022	$	%	2023	2022	$	%
Research and development	$1,161	$733	$428	58%	$2,875	$2,265	$610	27%
As a percentage of revenues	5%	3%			4%	4%
Research and development (“R&D”) expenses increased $428 million, or 58%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. R&D expenses increased $610 million, or 27%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The overall increases were primarily driven by additional costs in the current period related to the pre-production phase for Cybertruck, AI and other programs.
R&D expenses as a percentage of revenue increased from 3% to 5% in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. R&D expenses as a percentage of revenue stayed consistent at 4% in the nine months ended September 30, 2023 and 2022. The growth of our R&D expenses have outpaced the growth of our revenue in pre-production periods and as we continue to invest more heavily in our product roadmap and technologies.
Selling, General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2023	2022	$	%	2023	2022	$	%
Selling, general and administrative	$1,253	$961	$292	30%	$3,520	$2,914	$606	21%
As a percentage of revenues	5%	4%			5%	5%
Selling, general and administrative (“SG&A”) expenses increased $292 million, or 30%, in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This was driven by a $126 million increase in employee and labor costs primarily from increased headcount, including professional services and a $108 million increase in facilities related expenses.

SG&A expenses increased $606 million, or 21%, in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This was driven by a $309 million increase in employee and labor costs primarily from increased headcount, including professional services and a $273 million increase in facilities related expenses.
Restructuring and Other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2023	2022	$	%	2023	2022	$	%
Restructuring and other	$—	$—	$—	—%	$—	$142	$(142)	(100)%
During the nine months ended September 30, 2022, we recorded impairment loss of $170 million as well as realized gains of $64 million in connection with converting our holdings of digital assets into fiat currency. We also recorded other expenses of $36 million related to employee terminations during the nine months ended September 30, 2022.
Interest Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2023	2022	$	%	2023	2022	$	%
Interest income	$282	$86	$196	228%	$733	$140	$593	424%
Interest income increased $196 million, or 228%, in the three months ended September 30, 2023 and increased $593 million, or 424%, in the nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, respectively. This increase was primarily due to higher interest earned on our cash and cash equivalents and short-term investments in the three and nine months ended September 30, 2023 as compared to the prior periods due to rising interest rates and our increasing portfolio balance.
Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2023	2022	$	%	2023	2022	$	%
Other income (expense), net	$37	$(85)	$122	(144)%	$317	$(1)	$318	(31800)%
Other income, net, changed favorably by $122 million in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Other income, net, changed favorably by $318 million in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The favorable changes were primarily due to fluctuations in foreign currency exchange rates on our intercompany balances.
Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2023	2022	$	%	2023	2022	$	%
Provision for income taxes	$167	$305	$(138)	(45)%	$751	$856	$(105)	(12)%
Effective tax rate	8%	8%			10%	9%
Our provision for income taxes decreased by $138 million, or 45%, in the three months ended September 30, 2023 and decreased by $105 million, or 12%, in the nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, respectively, primarily due to the change in our pre-tax income year over year and changes in mix of jurisdictional earnings.
Our effective tax rate remains at 8% in the three months ended September 30, 2023 and increased from 9% to 10% in the nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, respectively, primarily due to changes in mix of jurisdictional earnings.

See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
Liquidity and Capital Resources
We expect to continue to generate net positive operating cash flow as we have done in the last five fiscal years. The cash we generate from our core operations enables us to fund ongoing operations and production, our research and development projects for new products and technologies including our proprietary battery cells, additional manufacturing ramps at existing manufacturing facilities, the construction of future factories, and the continued expansion of our retail and service locations, body shops, Mobile Service fleet, Supercharger, including to support NACS, energy product installation capabilities and autonomy and other artificial intelligence enabled products.
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
Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following September 30, 2023, as well as in the long-term.
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
As discussed in and subject to the considerations referenced in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Opportunities, Challenges and Uncertainties and 2023 Outlook—Cash Flow and Capital Expenditure Trends in this Quarterly Report on Form 10-Q, we currently expect our capital expenditures to support our projects globally to exceed $9.00 billion in 2023 and be between $7.00 to $9.00 billion in each of the following two fiscal years. We also have certain obligations in connection with our operations at Gigafactory New York and Gigafactory Shanghai, as outlined in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Material Cash Requirements in our Annual Report on Form 10-K for the year ended December 31, 2022.
As of September 30, 2023, we and our subsidiaries had outstanding $3.73 billion in aggregate principal amount of indebtedness, of which $1.56 billion is scheduled to become due in the succeeding 12 months. For details regarding our indebtedness, refer to Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Sources and Conditions of Liquidity
Our sources to fund our material cash requirements are predominantly from our deliveries and servicing of new and used vehicles, sales and installations of our energy storage products and solar energy systems, proceeds from debt facilities and proceeds from equity offerings, when applicable.
As of September 30, 2023, we had $15.93 billion and $10.15 billion of cash and cash equivalents and short-term investments, respectively. Balances held in foreign currencies had a U.S. dollar equivalent of $3.86 billion and consisted primarily of Chinese yuan, euros and Canadian dollar. We had $5.00 billion of unused committed amounts under our revolving credit facility as of September 30, 2023. For details regarding our indebtedness, refer to Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We continue adapting our strategy to meet our liquidity and risk objectives, such as investing in U.S. government and other investments, to do more vertical integration, expand our product roadmap and provide financing options to our customers.
Summary of Cash Flows

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022
Net cash provided by operating activities	$8,886	$11,446
Net cash used in investing activities	$(10,780)	$(5,842)
Net cash provided by (used in) financing activities	$1,702	$(3,032)
Cash Flows from Operating Activities
Net cash provided by operating activities decreased by $2.56 billion to $8.89 billion during the nine months ended September 30, 2023 from $11.45 billion during the nine months ended September 30, 2022. This decrease was primarily due to unfavorable changes in net operating assets and liabilities of $1.33 billion and the decrease in net income excluding non-cash expenses, gains and losses of $1.23 billion.
Cash Flows from Investing Activities
Cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $6.59 billion for the nine months ended September 30, 2023 and $5.30 billion for the nine months ended September 30, 2022, mainly for global factory expansion and machinery and equipment as we expand our product roadmap. We also purchased $4.12 billion and $1.46 billion of investments, net of proceeds from maturities and sales, for the nine months ended September 30, 2023 and September 30, 2022, respectively. Additionally, net cash inflows related to sales of digital assets were $936 million in the nine months ended September 30, 2022.
Cash Flows from Financing Activities
Net cash from financing activities changed by $4.73 billion to $1.70 billion net cash provided by financing activities during the nine months ended September 30, 2023 from $3.03 billion net cash used in financing activities during the nine months ended September 30, 2022. The change was primarily due to a $2.53 billion increase in proceeds from issuances of debt and a $2.11 billion decrease in repayments of debt. See Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding our debt obligations.

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
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income before income taxes. These changes would have resulted in a gain or loss of $688 million at September 30, 2023 and $473 million at December 31, 2022, assuming no foreign currency hedging.
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
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
District attorneys in certain California counties conducted an investigation into Tesla’s waste segregation practices pursuant to Cal. Health & Saf. Code § 25100 et seq. and Cal. Civil Code § 1798.80. Tesla has implemented various remedial measures, including conducting training and audits, and enhancements to its site waste management programs, and settlement discussions are ongoing. While the outcome of this matter cannot be determined at this time, it is not currently expected to have a material adverse impact on our business.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K, except as follows:
On September 17, 2023, Xiaotong Zhu, Senior Vice President, Automotive, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 30,000 shares of our common stock, subject to certain conditions. The arrangement's expiration date is July 2, 2024.

ITEM 6.    EXHIBITS
See Index to Exhibits at the end of this Quarterly Report on Form 10-Q for the information required by this Item.
INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1*†	Letter Agreement, dated as of August 4, 2023, between Registrant and Zachary Kirkhorn	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1**	Section 1350 Certifications	—	—	—	—

101.INS	Inline XBRL Instance Document	—	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*    Indicates a management contract or compensatory plan or arrangement
**     Furnished herewith
† Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla, Inc.

Date: October 20, 2023	/s/ Vaibhav Taneja
Vaibhav Taneja
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)