Form 10-K
period 2023-12-31
Tesla, Inc.
filed 2024-01-29
CIK 1318605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, was $722.52 billion (based on the closing price for shares of the registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 30, 2023). Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 22, 2024, there were 3,184,790,415 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

TESLA, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

Forward-Looking Statements
The discussions in this Annual Report on Form 10-K contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements concerning supply chain constraints, our strategy, competition, future operations and production capacity, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the markets in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and that are otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). The discussion of such risks is not an indication that any such risks have occurred at the time of this filing. We do not assume any obligation to update any forward-looking statements.

PART I
ITEM 1. BUSINESS
Overview
We design, develop, manufacture, sell and lease high-performance fully electric vehicles and energy generation and storage systems, and offer services related to our products. We generally sell our products directly to customers, and continue to grow our customer-facing infrastructure through a global network of vehicle showrooms and service centers, Mobile Service, body shops, Supercharger stations and Destination Chargers to accelerate the widespread adoption of our products. We emphasize performance, attractive styling and the safety of our users and workforce in the design and manufacture of our products and are continuing to develop full self-driving technology for improved safety. We also strive to lower the cost of ownership for our customers through continuous efforts to reduce manufacturing costs and by offering financial and other services tailored to our products.
Our mission is to accelerate the world’s transition to sustainable energy. We believe that this mission, along with our engineering expertise, vertically integrated business model and focus on user experience differentiate us from other companies.
Segment Information
We operate as two reportable segments: (i) automotive and (ii) energy generation and storage.
The automotive segment includes the design, development, manufacturing, sales and leasing of high-performance fully electric vehicles as well as sales of automotive regulatory credits. Additionally, the automotive segment also includes services and other, which includes sales of used vehicles, non-warranty after-sales vehicle services, body shop and parts, paid Supercharging, vehicle insurance revenue and retail merchandise. The energy generation and storage segment includes the design, manufacture, installation, sales and leasing of solar energy generation and energy storage products and related services and sales of solar energy systems incentives.
Our Products and Services
Automotive
We currently manufacture five different consumer vehicles – the Model 3, Y, S, X and Cybertruck. Model 3 is a four-door mid-size sedan that we designed for manufacturability with a base price for mass-market appeal. Model Y is a compact sport utility vehicle (“SUV”) built on the Model 3 platform with seating for up to seven adults. Model S is a four-door full-size sedan and Model X is a mid-size SUV with seating for up to seven adults. Model S and Model X feature the highest performance characteristics and longest ranges that we offer in a sedan and SUV, respectively. In November 2023, we entered the consumer pickup truck market with first deliveries of the Cybertruck, a full-size electric pickup truck with a stainless steel exterior that has the utility and strength of a truck while featuring the speed of a sports car.
In 2022, we also began early production and deliveries of a commercial electric vehicle, the Tesla Semi. We have planned electric vehicles to address additional vehicle markets, and to continue leveraging developments in our proprietary Full Self-Driving (“FSD”) Capability features, battery cell and other technologies.
Energy Generation and Storage
Energy Storage Products
Powerwall and Megapack are our lithium-ion battery energy storage products. Powerwall, which we sell directly to customers, as well as through channel partners, is designed to store energy at a home or small commercial facility. Megapack is an energy storage solution for commercial, industrial, utility and energy generation customers, multiple of which may be grouped together to form larger installations of gigawatt hours (“GWh”) or greater capacity.
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
Technology
Automotive
Battery and Powertrain
Our core vehicle technology competencies include powertrain engineering and manufacturing and our ability to design vehicles that utilize the unique advantages of an electric powertrain. We have designed our proprietary powertrain systems to be adaptable, efficient, reliable and cost-effective while withstanding the rigors of an automotive environment. We offer dual motor powertrain vehicles, which use two electric motors to maximize traction and performance in an all-wheel drive configuration, as well as vehicle powertrain technology featuring three electric motors for further increased performance in certain versions of Model S and Model X, Cybertruck and the Tesla Semi.
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
Currently, we offer in our vehicles certain advanced driver assist systems under our Autopilot and FSD Capability options. Although at present the driver is ultimately responsible for controlling the vehicle, our systems provide safety and convenience functionality that relieves drivers of the most tedious and potentially dangerous aspects of road travel much like the system that airplane pilots use, when conditions permit. As with other vehicle systems, we improve these functions in our vehicles over time through over-the-air updates.
We intend to establish in the future an autonomous Tesla ride-hailing network, which we expect would also allow us to access a new customer base even as modes of transportation evolve.
We are also applying our artificial intelligence learnings from self-driving technology to the field of robotics, such as through Optimus, a robotic humanoid in development, which is controlled by the same AI system.

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
Sales and Marketing
Historically, we have been able to achieve sales without traditional advertising and at relatively low marketing costs. We continue to monitor our public narrative and brand, and tailor our marketing efforts accordingly, including through investments in customer education and advertising as necessary.
Automotive
Direct Sales
Our vehicle sales channels currently include our website and an international network of company-owned stores. In some jurisdictions, we also have galleries to educate and inform customers about our products, but such locations do not transact in the sale of vehicles. We believe this infrastructure enables us to better control costs of inventory, manage warranty service and pricing, educate consumers about electric vehicles, make our vehicles more affordable, maintain and strengthen the Tesla brand and obtain rapid customer feedback.
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
Public Charging

We have a growing global network of Tesla Superchargers, which are our industrial-grade, high-speed vehicle chargers. Where possible, we co-locate Superchargers with our solar and energy storage systems to reduce costs and promote renewable power. Supercharger stations are typically placed along well-traveled routes and in and around dense city centers to allow vehicle owners the ability to enjoy quick, reliable charging along an extensive network with convenient stops. Use of the Supercharger network either requires payment of a fee or is free under certain sales programs. In November 2021, we began to offer Supercharger access to non-Tesla vehicles in certain locations in support of our mission to accelerate the world’s transition to sustainable energy, and in November 2022, we opened up our previously proprietary charging connector as the North American Charging Standard (NACS). This enables all electric vehicles and charging stations to interoperate — which makes charging easier and more efficient for everyone and advances our mission to accelerate the world’s transition to sustainable energy. Following this, a number of major automotive companies announced their adoption of NACS, with their access to the Supercharger network beginning in phases in 2024 and their production of NACS vehicles beginning no later than 2025. We also engaged SAE International to govern NACS as an industry standard, now named J3400. We continue to monitor and increase our network of Tesla Superchargers in anticipation of future demand.
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
Service and Warranty
Automotive
Service
We provide service for our electric vehicles at our company-owned service locations and through Tesla Mobile Service technicians who perform work remotely at customers’ homes or other locations. Servicing the vehicles ourselves allows us to identify problems and implement solutions and improvements faster than traditional automobile manufacturers and their dealer networks. The connectivity of our vehicles also allows us to diagnose and remedy many problems remotely and proactively.
Vehicle Limited Warranties and Extended Service Plans
We provide a manufacturer’s limited warranty on all new and used Tesla vehicles we sell directly to consumers, which may include limited warranties on certain components, specific types of damage or battery capacity retention. We also currently offer optional extended service plans that provide coverage beyond the new vehicle limited warranties for certain models in specified regions.

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
Financial Services
Automotive
Purchase Financing and Leases
We offer leasing and/or loan financing arrangements for our vehicles in certain jurisdictions in North America, Europe and Asia ourselves and through various financial institutions. Under certain of such programs, we have provided resale value guarantees or buyback guarantees that may obligate us to cover a resale loss up to a certain limit or repurchase the subject vehicles at pre-determined values.
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
Manufacturing
We currently have manufacturing facilities in the U.S. in Northern California, in Buffalo, New York, Gigafactory New York; in Austin, Texas, Gigafactory Texas and near Reno, Nevada, Gigafactory Nevada. At these facilities, we manufacture and assemble, among other things, vehicles, certain vehicle parts and components, such as our battery packs and battery cells, energy storage components and solar products and components.
Internationally, we also have manufacturing facilities in China (Gigafactory Shanghai) and Germany (Gigafactory Berlin-Brandenburg), which allows us to increase the affordability of our vehicles for customers in local markets by reducing transportation and manufacturing costs and eliminating the impact of unfavorable tariffs. In March 2023, we announced the location of our next Gigafactory in Monterrey, Mexico. Generally, we continue to expand production capacity at our existing facilities. We also intend to further increase cost-competitiveness in our significant markets by strategically adding local manufacturing.
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
Programs and Incentives
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law and is effective for taxable years beginning after December 31, 2022, and remains subject to future guidance releases. The IRA includes multiple incentives to promote clean energy, electric vehicles, battery and energy storage manufacture or purchase, including through providing tax credits to consumers. For example, qualifying Tesla customers may receive up to $7,500 in federal tax credits for the purchase of qualified electric vehicles in the U.S. through 2032.
Automotive Regulatory Credits
We earn tradable credits in the operation of our business under various regulations related to zero-emission vehicles (“ZEVs”), greenhouse gas, fuel economy and clean fuel. We sell these credits to other regulated entities who can use the credits to comply with emission standards and other regulatory requirements. Sales of these credits are recognized within automotive regulatory credits revenue in our consolidated statements of operations included elsewhere in this Annual Report on Form 10-K.
Energy Storage System Incentives and Policies
While the regulatory regime for energy storage projects is still under development, there are various policies, incentives and financial mechanisms at the federal, state and local levels that support the adoption of energy storage.
For example, energy storage systems that are charged using solar energy may be eligible for the solar energy-related U.S. federal tax credits described below. The Federal Energy Regulatory Commission (“FERC”) has also taken steps to enable the participation of energy storage in wholesale energy markets. In addition, California and a number of other states have adopted procurement targets for energy storage, and behind-the-meter energy storage systems qualify for funding under the California Self Generation Incentive Program. Our customers primarily benefit directly under these programs. In certain instances our customers may transfer such credits to us as contract consideration. In such transactions, they are included as a component of energy generation and storage revenues in our consolidated statements of operations included elsewhere in this Annual Report on Form 10-K.
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
Self-Driving Vehicles
Generally, laws pertaining to self-driving vehicles are evolving globally, and in some cases may create restrictions on features or vehicle designs that we develop. While there are currently no federal U.S. regulations pertaining specifically to self-driving vehicles or self-driving equipment, NHTSA has published recommended guidelines on self-driving vehicles, apart from the FMVSS and manufacturer reporting obligations, and retains the authority to investigate and/or take action on the safety or compliance of any vehicle, equipment or features operating on public roads. Certain U.S. states also have legal restrictions on the operation, registration or licensure of self-driving vehicles, and many other states are considering them. This regulatory patchwork increases the legal complexity with respect to self-driving vehicles in the U.S.
In markets that follow the regulations of the United Nations Economic Commission for Europe (“ECE markets”), some requirements restrict the design of advanced driver-assistance or self-driving features, which can compromise or prevent their use entirely. Other applicable laws, both current and proposed, may hinder the path and timeline to introducing self-driving vehicles for sale and use in the markets where they apply.
Other key markets, including China, continue to consider self-driving regulation. Any implemented regulations may differ materially from the U.S. and ECE markets, which may further increase the legal complexity of self-driving vehicles and limit or prevent certain features.

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
Competition
Automotive
The worldwide automotive market is highly competitive and we expect it will become even more competitive in the future as a significant and growing number of established and new automobile manufacturers, as well as other companies, have entered, or are reported to have plans to enter the electric vehicle market.
We believe that our vehicles compete in the market based on both their traditional segment classification as well as their propulsion technology. For example, Cybertruck competes with other pickup trucks, Model S and Model X compete primarily with premium sedans and premium SUVs and Model 3 and Model Y compete with small to medium-sized sedans and compact SUVs, which are extremely competitive markets. Competing products typically include internal combustion vehicles from more established automobile manufacturers; however, many established and new automobile manufacturers have entered or have announced plans to enter the market for electric and other alternative fuel vehicles. Overall, we believe these announcements and vehicle introductions, including the introduction of electric vehicles into rental car company fleets, promote the development of the electric vehicle market by highlighting the attractiveness of electric vehicles relative to the internal combustion vehicle. Many major automobile manufacturers have electric vehicles available today in major markets including the U.S., China and Europe, and other current and prospective automobile manufacturers are also developing electric vehicles. In addition, several manufacturers offer hybrid vehicles, including plug-in versions.

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
Intellectual Property
We place a strong emphasis on our innovative approach and proprietary designs which bring intrinsic value and uniqueness to our product portfolio. As part of our business, we seek to protect the underlying intellectual property rights of these innovations and designs such as with respect to patents, trademarks, copyrights, trade secrets, confidential information and other measures, including through employee and third-party nondisclosure agreements and other contractual arrangements. For example, we place a high priority on obtaining patents to provide the broadest and strongest possible protection to enable our freedom to operate our innovations and designs across all of our products and technologies as well as to protect and defend our product portfolio. We have also adopted a patent policy in which we irrevocably pledged that we will not initiate a lawsuit against any party for infringing our patents through activity relating to electric vehicles or related equipment for so long as such party is acting in good faith. We made this pledge in order to encourage the advancement of a common, rapidly-evolving platform for electric vehicles, thereby benefiting ourselves, other companies making electric vehicles and the world.
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
Human Capital Resources
A competitive edge for Tesla is its ability to attract and retain high quality employees. During the past year, Tesla made substantial investments in its workforce, further strengthening its standing as one of the most desirable and innovative companies to work for. As of December 31, 2023, our employee headcount worldwide was 140,473.
We have created an environment that fosters growth opportunities, and as of this report, nearly two-thirds (65%) of our managers were promoted from an internal, non-manager position, and 43% of our management employees have been with Tesla for more than five years. Tesla’s growth of 35% over the past two years has offered internal career development to our employees as well as the ability to make a meaningful contribution to a sustainable future.
We are able to retain our employees, in part, not only because employees can enjoy ownership in Tesla through stock (of which 89% have been given the opportunity to), but because we also provide them with excellent health benefits such as free counseling, paid parental leave, paid time off and zero-premium medical plan options that are made available on the first day of employment.
We recognize the positive impact that leaders can have on their teams and offer fundamental skills training and continuous development to all leaders through various programs globally.
We don’t stop there. Tesla has several other programs strategically designed to increase paths for greater career opportunity such as:

•Technician Trainee (Service) – The Tesla Technician Trainee Program provides on-the-job automotive maintenance training at Tesla, resulting in an industry certification. Targeted at individuals with limited experience, whether in industry or vocational schools, the program prepares trainees for employment as technicians. In 2023, we hired over 1,900 Technician Trainees across the U.S., Germany and China.

•START (Manufacturing and Service) – Tesla START is an intensive training program that complements the Technician Trainee program and equips individuals with the skills needed for a successful technician role at Tesla. We have partnered with colleges and technical academies to launch Tesla START in the U.S., United Kingdom and Germany. In 2023, we hired over 350 trainees for manufacturing and service roles through this program, providing an opportunity to transition into full-time employment.

•Internships – Annually, Tesla hires over 6,000 university and college students from around the world. We recruit from diverse student organizations and campuses, seeking top talent passionate about our mission. Our interns engage in meaningful work from day one, and we often offer them full-time positions post-internship.

•Military Fellowship and Transition Programs – The Military Fellowship and Transition Programs are designed to offer exiting military service members in the U.S. and Europe with career guidance on transitioning into the civil workforce. We partner with the career transition services of European Defence Ministries across five countries, as well as the U.S. Chamber of Commerce’s Hire our Heroes. These programs aim to convert high-performing individuals to full-time roles and create a veteran talent pipeline.

•Apprenticeships – Tesla Apprenticeships are offered globally, providing academic and on-the-job training to prepare specialists in skilled trades. Apprentices will complete between one to four years of on-the-job training. Apprentice programs have seen skilled trade hires across the U.S., Australia, Hong Kong, Korea and Germany.

•Manufacturing Development Program – Tesla's manufacturing pathway program is designed to provide graduating high school seniors with the financial resources, coursework and experience they need to start a successful manufacturing career at Tesla. We hired 373 graduates through this program in 2023, and our goal in 2024 is grow this program to over 600 students annually across our Fremont Factory, Gigafactory Nevada, Gigafactory Texas and Gigafactory New York.

•Engineering Development Program – Launched in January 2024, this program targets recent college and university graduates for specialized engineering fields. In collaboration with Austin Community College, the program educates early-career engineers in controls engineering, enhancing their knowledge of high-demand technologies for U.S. manufacturing.
We will continue to expand the opportunities for our employees to add skills and develop professionally with a new Employee Educational Assistance Program launching in the U.S. in the spring of 2024 to help employees pursue select certificates or degrees. With virtual, self-paced education options available, employees can pursue a new path or expand their knowledge while continuing to grow their career.
At Tesla, our employees show up passionate about making a difference in the world and for each other. We remain unwavering in our demand that our factories, offices, stores and service centers are places where our employees feel respected and appreciated. Our policies are designed to promote fairness and respect for everyone. We hire, evaluate and promote employees based on their skills and performance. Everyone is expected to be trustworthy, demonstrate excellence in their performance and collaborate with others. With this in mind, we will not tolerate certain behaviors. These include harassment, retaliation, violence, intimidation and discrimination of any kind on the basis of race, color, religion, national origin, gender, sexual orientation, gender identity, gender expression, age, disability or veteran status.
Anti-harassment training is conducted on day one of new hire orientation for all employees and reoccurring for leaders. In addition, we run various leadership development programs throughout the year aimed at enhancing leaders’ skills, and in particular, helping them to understand how to appropriately respond to and address employee concerns.
Employees are encouraged to speak up both in regard to misconduct and safety concerns and can do so by contacting the integrity line, submitting concerns through our Take Charge process, or notifying their Human Resource Partner or any member of management. Concerns are reviewed in accordance with established protocols by investigators with expertise, who also review for trends and outcomes for remediation and appropriate controls. Responding to questions timely is key so Human Resource Partners for each functional area are visible throughout facilities and are actively involved in driving culture and engagement alongside business leaders.
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
We have previously experienced and may in the future experience launch and production ramp delays for new products and features. For example, we encountered unanticipated supplier issues that led to delays during the initial ramp of our first Model X and experienced challenges with a supplier and with ramping full automation for certain of our initial Model 3 manufacturing processes. In addition, we may introduce in the future new or unique manufacturing processes and design features for our products. As we expand our vehicle offerings and global footprint, there is no guarantee that we will be able to successfully and timely introduce and scale such processes or features.

In particular, our future business depends in large part on increasing the production of mass-market vehicles. In order to be successful, we will need to implement, maintain and ramp efficient and cost-effective manufacturing capabilities, processes and supply chains and achieve the design tolerances, high quality and output rates we have planned at our manufacturing facilities in California, Nevada, Texas, China, Germany and any future sites such as Mexico. We will also need to hire, train and compensate skilled employees to operate these facilities. Bottlenecks and other unexpected challenges such as those we experienced in the past may arise during our production ramps, and we must address them promptly while continuing to improve manufacturing processes and reducing costs. If we are not successful in achieving these goals, we could face delays in establishing and/or sustaining our product ramps or be unable to meet our related cost and profitability targets.
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
Our products contain thousands of parts purchased globally from hundreds of suppliers, including single-source direct suppliers, which exposes us to multiple potential sources of component shortages. Unexpected changes in business conditions, materials pricing, including inflation of raw material costs, labor issues, wars, trade policies, natural disasters, health epidemics such as the global COVID-19 pandemic, trade and shipping disruptions, port congestions, cyberattacks and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver components to us or to remain solvent and operational. For example, a global shortage of semiconductors beginning in early 2021 has caused challenges in the manufacturing industry and impacted our supply chain and production. Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, or face other challenges such as insolvency, it may reduce our access to components and require us to search for new suppliers. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our products, as well as impact our capacity expansion and our ability to fulfill our obligations under customer contracts. Moreover, significant increases in our production or product design changes by us have required and may in the future require us to procure additional components in a short amount of time. We have faced in the past, and may face suppliers who are unwilling or unable to sustainably meet our timelines or our cost, quality and volume needs, which may increase our costs or require us to replace them with other sources. Finally, as we construct new manufacturing facilities and add production lines to existing facilities, we may experience issues in correspondingly increasing the level of localized procurement at those facilities. While we believe that we will be able to secure additional or alternate sources or develop our own replacements for most of our components, there is no assurance that we will be able to do so quickly or at all. Additionally, we may be unsuccessful in our continuous efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms, source less expensive suppliers for certain parts and redesign certain parts to make them less expensive to produce, especially in the case of increases in materials pricing. Any of these occurrences may harm our business, prospects, financial condition and operating results.
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
Our success will depend on our ability to continue to expand our sales capabilities. We are targeting a global mass demographic with a broad range of potential customers, in which we have relatively limited experience projecting demand and pricing our products. We currently produce numerous international variants at a limited number of factories, and if our specific demand expectations for these variants prove inaccurate, we may not be able to timely generate deliveries matched to the vehicles that we produce in the same timeframe or that are commensurate with the size of our operations in a given region. Likewise, as we develop and grow our energy products and services worldwide, our success will depend on our ability to correctly forecast demand in various markets.
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
In addition, electric vehicles still constitute a small percentage of overall vehicle sales. As a result, the market for our vehicles could be negatively affected by numerous factors, such as:
•perceptions about electric vehicle features, quality, safety, performance and cost;
•perceptions about the limited range over which electric vehicles may be driven on a single battery charge, and access to charging facilities;
•competition, including from other types of alternative fuel vehicles, plug-in hybrid electric vehicles and high fuel-economy internal combustion engine vehicles;
•volatility in the cost of oil, gasoline and energy;
•government regulations and economic incentives and conditions; and
•concerns about our future viability.

The target demographics for our vehicles are highly competitive. Sales of vehicles in the automotive industry tend to be cyclical in many markets, which may expose us to further volatility. We also cannot predict the duration or direction of current global trends or their sustained impact on consumer demand. Ultimately, we continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and attempt to accurately project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly. Rising interest rates may lead to consumers to increasingly pull back spending, including on our products, which may harm our demand, business and operating results. If we experience unfavorable global market conditions, or if we cannot or do not maintain operations at a scope that is commensurate with such conditions or are later required to or choose to suspend such operations again, our business, prospects, financial condition and operating results may be harmed.
We face strong competition for our products and services from a growing list of established and new competitors.
The worldwide automotive market is highly competitive today and we expect it will become even more so in the future. A significant and growing number of established and new automobile manufacturers, as well as other companies, have entered, or are reported to have plans to enter, the market for electric and other alternative fuel vehicles, including hybrid, plug-in hybrid and fully electric vehicles, as well as the market for self-driving technology and other vehicle applications and software platforms. In some cases, our competitors offer or will offer electric vehicles in important markets such as China and Europe, and/or have announced an intention to produce electric vehicles exclusively at some point in the future. In addition, certain government and economic incentives which provide benefits to manufacturers who assemble domestically or have local suppliers, may provide a greater benefit to our competitors, which could negatively impact our profitability. Many of our competitors have significantly more or better-established resources than we do to devote to the design, development, manufacturing, distribution, promotion, sale and support of their products. Increased competition could result in our lower vehicle unit sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which may harm our business, financial condition and operating results.

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

We are subject to legal and regulatory requirements, political uncertainty and social, environmental and economic conditions in numerous jurisdictions, including markets in which we generate significant sales, over which we have little control and which are inherently unpredictable. Our operations in such jurisdictions, particularly as a company based in the U.S., create risks relating to conforming our products to regulatory and safety requirements and charging and other electric infrastructures; organizing local operating entities; establishing, staffing and managing foreign business locations; attracting local customers; navigating foreign government taxes, regulations and permit requirements; enforceability of our contractual rights; trade restrictions, customs regulations, tariffs and price or exchange controls; and preferences in foreign nations for domestically manufactured products. For example, we monitor tax legislation changes on a global basis, including changes arising as a result of the Organization for Economic Cooperation and Development’s multi-jurisdictional plan of action to address base erosion and profit shifting. Such conditions may increase our costs, impact our ability to sell our products and require significant management attention, and may harm our business if we are unable to manage them effectively.

Our business may suffer if our products or features contain defects, fail to perform as expected or take longer than expected to become fully functional.

If our products contain design or manufacturing defects, whether relating to our software or hardware, that cause them not to perform as designed or intended or that require repair, or certain features of our vehicles such as new Autopilot or FSD Capability features take longer than expected to become enabled, are legally restricted or become subject to onerous regulation, our ability to develop, market and sell our products and services may be harmed, and we may experience delivery delays, product recalls, allegations of product liability, breach of warranty and related consumer protection claims and significant warranty and other expenses. While we are continuously working to develop and improve our products’ capability and performance, there is no guarantee that any incremental changes in the specific software or equipment we deploy in our vehicles over time will not result in initial functional disparities from prior iterations or will perform as forecast in the timeframe we anticipate, or at all. Although we attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not completely satisfy our customers. We have performed, and continue to perform, extensive internal testing on our products and features, though, like the rest of the industry, we currently have a limited frame of reference by which to evaluate certain aspects of their long-term quality, reliability, durability and performance characteristics, including exposure to or consequence of external attacks. While we attempt to identify and address or remedy defects we identify pre-production and sale, there may be latent defects that we may be unable to detect or control for in our products, and thereby address, prior to their sale to or installation for customers.

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
In order to maintain and grow our business, we must maintain credibility and confidence among customers, suppliers, analysts, investors, ratings agencies and other parties in our long-term financial viability and business prospects. Maintaining such confidence may be challenging due to our limited operating history relative to established competitors; customer unfamiliarity with our products; any delays we may experience in scaling manufacturing, delivery and service operations to meet demand; competition and uncertainty regarding the future of electric vehicles or our other products and services; our quarterly production and sales performance compared with market expectations; and other factors including those over which we have no control. In particular, Tesla’s products, business, results of operations, and statements and actions of Tesla and its management are subject to significant amounts of commentary by a range of third parties. Such attention can include criticism, which may be exaggerated or unfounded, such as speculation regarding the sufficiency or stability of our management team. Any such negative perceptions, whether caused by us or not, may harm our business and make it more difficult to raise additional funds if needed.
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
We are party to an operating lease and a research and development agreement through the State University of New York (the “SUNY Foundation”). These agreements provide for the construction and use of our Gigafactory New York, which we have primarily used for the development and production of our Solar Roof and other solar products and components, energy storage components and Supercharger components, and for other lessor-approved functions. Under this agreement, we are obligated to, among other things, meet employment targets as well as specified minimum numbers of personnel in the State of New York and in Buffalo, New York and spend or incur $5.00 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York during a period that was initially 10 years beginning April 30, 2018. As of December 31, 2023, we are currently in excess of such targets relating to investments and personnel in the State of New York and Buffalo. While we expect to have and grow significant operations at Gigafactory New York and the surrounding Buffalo area, any failure by us in any year over the course of the term of the agreement to meet all applicable future obligations may result in our obligation to pay a “program payment” of $41 million to the SUNY Foundation for such year, the termination of our lease at Gigafactory New York which may require us to pay additional penalties, and/or the need to adjust certain of our operations. Any of the foregoing events may harm our business, financial condition and operating results.
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
We are highly dependent on the services of Elon Musk, Technoking of Tesla and our Chief Executive Officer. Although Mr. Musk spends significant time with Tesla and is highly active in our management, he does not devote his full time and attention to Tesla. Mr. Musk also currently serves as Chief Executive Officer and Chief Technical Officer of Space Exploration Technologies Corp., a developer and manufacturer of space launch vehicles, Chairman and Chief Technical Officer of X Corp., a social media company, and is involved in other emerging technology ventures.
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
As a manufacturing company, we must manage the risk of product recalls with respect to our products. Recalls for our vehicles have resulted from various hardware and software-related safety concerns or non-compliance determinations. In addition to recalls initiated by us for various causes, testing of or investigations into our products by government regulators or industry groups may compel us to initiate product recalls or may result in negative public perceptions about the safety of our products, even if we disagree with the defect determination or have data that contradicts it. In the future, we may voluntarily or involuntarily initiate recalls if any of our products are determined by us or a regulator to contain a safety defect or be noncompliant with applicable laws and regulations, such as U.S. Federal Motor Vehicle Safety Standards. Such recalls, whether voluntary or involuntary or caused by systems or components engineered or manufactured by us or our suppliers, could result in significant expense, supply chain complications and service burdens, and may harm our brand, business, prospects, financial condition and operating results.
Our current and future warranty reserves may be insufficient to cover future warranty claims.
We provide a manufacturer’s warranty on all new and used Tesla vehicles we sell directly to customers. We also provide certain warranties with respect to the energy generation and storage systems we sell, including on their installation and maintenance. For components not manufactured by us, we generally pass through to our customers the applicable manufacturers’ warranties, but may retain some warranty responsibilities for some or all of the life of such components. As part of our energy generation and storage system contracts, we may provide the customer with performance guarantees that guarantee that the underlying system will meet or exceed the minimum energy generation or other energy performance requirements specified in the contract. Under these performance guarantees, we generally bear the risk of electricity production or other performance shortfalls, including in some cases shortfalls caused by failures in components from third party manufacturers. These risks are exacerbated in the event such manufacturers cease operations or fail to honor their warranties.

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
The terms of certain of our debt facilities contain, and any of our other future debt agreements may contain, covenant restrictions that may limit our ability to operate our business, including restrictions on our and/or our subsidiaries’ ability to, among other things, incur additional debt or create liens. In addition, under certain circumstances we are required to maintain a certain amount of liquidity. As a result of these covenants, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional financing as needed, may be restricted. Furthermore, our failure to comply with our debt covenants could result in a default under our debt agreements, which could permit the holders to accelerate our obligation to repay the debt. If any of our debt is accelerated, we may not have sufficient funds available to repay it.
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
As of December 31, 2023, we and our subsidiaries had outstanding $4.68 billion in aggregate principal amount of indebtedness (see Note 11, Debt, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Our consolidated indebtedness may increase our vulnerability to any generally adverse economic and industry conditions. We and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt.

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
We transact business globally in multiple currencies and have foreign currency risks related to our revenue, costs of revenue, operating expenses and localized subsidiary debt denominated in currencies other than the U.S. dollar. To the extent we have significant revenues denominated in such foreign currencies, any strengthening of the U.S. dollar would tend to reduce our revenues as measured in U.S. dollars, as we have historically experienced, and are currently experiencing. In addition, a portion of our costs and expenses have been, and we anticipate will continue to be, denominated in foreign currencies. If we do not have fully offsetting revenues in these currencies and if the value of the U.S. dollar depreciates significantly against these currencies, our costs as measured in U.S. dollars as a percent of our revenues will correspondingly increase and our margins will suffer. As a result, our operating results may be harmed.
We may not be able to adequately protect or defend ourselves against intellectual property infringement claims, which may be time-consuming and expensive, or affect the freedom to operate our business.
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

In addition, the effective protection for our brands, technologies, and proprietary information may be limited or unavailable in certain countries, making it difficult to protect our intellectual property from misappropriation or infringement. Although we make reasonable efforts to maintain the confidentiality of our proprietary information, we cannot guarantee that these actions will deter or prevent misappropriation of our intellectual property. The theft or unauthorized use or publication of our trade secrets and confidential information could affect our competitive position.

While we endeavor to obtain and protect the intellectual property rights that we expect will allow us to retain or advance our strategic initiatives in these circumstances, there can be no assurance that we will be able to adequately identify and protect the portions of intellectual property that are strategic to our business, or mitigate the risk of potential suits or other legal demands by third parties. Accordingly, we may consider the entering into licensing agreements with respect to such rights, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur, and such licenses and associated litigation could significantly increase our operating expenses. Further, if we are determined to have or believe there is a high likelihood that we have infringed upon a third party’s intellectual property rights, we may be required to cease making, selling or incorporating certain components or intellectual property into the goods and services we offer, to pay substantial damages and/or license royalties, to redesign our products and services and/or to establish and maintain alternative branding for our products and services. In the event that we are required to take one or more such actions, our brand, business, financial condition and operating results may be harmed.
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
Government and economic incentives that support the development and adoption of electric vehicles in the U.S. and abroad, including certain tax exemptions, tax credits and rebates, may be reduced, eliminated, amended or exhausted from time to time. For example, previously available incentives favoring electric vehicles in certain areas have expired or were cancelled or temporarily unavailable, and in some cases were not eventually replaced or reinstituted, which may have negatively impacted sales. In addition, certain government and economic incentives may also be implemented or amended to provide benefits to manufacturers who assemble domestically, have local suppliers or have other characteristics that may not apply to Tesla. Such developments could negatively impact demand for our vehicles, and we and our customers may have to adjust to them, including through pricing modifications.
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
As we grow our manufacturing operations in additional regions, we are or will be subject to complex environmental, manufacturing, health and safety laws and regulations at numerous jurisdictional levels in the U.S., China, Germany and other locations abroad, including laws relating to the use, handling, storage, recycling, disposal and/or human exposure to hazardous materials, product material inputs and post-consumer products and with respect to constructing, expanding and maintaining our facilities. New, or changes in, environmental and climate change laws, regulations or rules could also lead to increased costs of compliance, including remediations of any discovered issues, and changes to our operations, which may be significant, and any failures to comply could result in significant expenses, delays or fines. In addition, as we have increased our employee headcount and operations, we are and may continue to be subject to increased scrutiny, including litigation and government investigations, that we will need to defend against. If we are unable to successfully defend ourselves in such litigation or government investigations, it may harm our brand, ability to attract and retain qualified employees, business and financial condition. We are also subject to laws and regulations applicable to the supply, manufacture, import, sale, service and performance of our products both domestically and abroad. For example, in countries outside of the U.S., we are required to meet standards relating to vehicle safety, fuel economy and emissions that are often materially different from equivalent requirements in the U.S., thus resulting in additional investment into the vehicles and systems to ensure regulatory compliance in all countries. This process may include official review and certification of our vehicles by foreign regulatory agencies prior to market entry, as well as compliance with foreign reporting and recall management systems requirements.
In particular, we offer in our vehicles in certain markets Autopilot and FSD Capability features that today assist drivers with certain tedious and potentially dangerous aspects of road travel, but which currently require drivers to remain fully engaged in the driving operation. We are continuing to develop our Autopilot and FSD Capability technology. There are a variety of international, federal and state regulations that may apply to, and may adversely affect, the design and performance, sale, marketing, registration and operation of Autopilot and FSD Capability, and future capability, including full self-driving vehicles that may not be operated by a human driver. This includes many existing vehicle standards that were not originally intended to apply to vehicles that may not be operated by a human driver. Such regulations continue to rapidly change, which increases the likelihood of a patchwork of complex or conflicting regulations, or may delay, restrict or prohibit the availability of certain functionalities and vehicle designs, which could adversely affect our business.
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

Any failure by us or our vendors or other business partners to comply with our public privacy notice or with federal, state or international privacy, data protection or security laws or regulations relating to the processing, collection, use, retention, security and transfer of personally identifiable information could result in regulatory or litigation-related actions against us, legal liability, fines, damages, ongoing audit requirements and other significant costs. Substantial expenses and operational changes may be required in connection with maintaining compliance with such laws, and even an unsuccessful challenge by customers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us. In addition, certain privacy laws are still subject to a high degree of uncertainty as to their interpretation, application and impact, and may require extensive system and operational changes, be difficult to implement, increase our operating costs, adversely impact the cost or attractiveness of the products or services we offer, or result in adverse publicity and harm our reputation. For example, the General Data Protection Regulation applies to the processing of personal information collected from individuals located in the European Union requiring certain data protection measures when handling, with a significant risk of fines for noncompliance. Similarly, our North American operations are subject to complex and changing federal and US state-specific data privacy laws and regulations, such as the California Consumer Privacy Act which imposes certain legal obligations on our use and processing of personal information related to California residents. Finally, additional privacy and cybersecurity laws have come into effect in China.

These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing requirements may cause us to incur substantial costs and make enhancements to relevant data practices. Noncompliance could result in significant penalties or legal liability.

In addition to the risks related to general privacy regulation, we may also be subject to specific vehicle manufacturer obligations relating to cybersecurity, data privacy and data localization requirements which place additional risks to our international operations. Risks and penalties could include ongoing audit requirements, data protection authority investigations, legal proceedings by international governmental entities or others resulting in mandated disclosure of sensitive data or other commercially unfavorable terms. Notwithstanding our efforts to protect the security and integrity of our customers’ personal information, we may be required to expend significant resources to comply with data breach requirements if, for example, third parties improperly obtain and use the personal information of our customers or we otherwise experience a data loss with respect to the personal information we process and handle. A major breach of our network security and systems may occur despite defensive measures, and may result in fines, penalties and damages and harm our brand, prospects and operating results.
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
The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced over the last 52 weeks an intra-day trading high of $299.29 per share and a low of $152.37 per share. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, a large proportion of our common stock has been historically and may in the future be traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Public perception of our company or management and other factors outside of our control may additionally impact the stock price of companies like us that garner a disproportionate degree of public attention, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market or the market price of our shares, securities class action litigation has been filed against us. While we defend such actions vigorously, any judgment against us or any future stockholder litigation could result in substantial costs and a diversion of our management’s attention and resources.

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
We provide from time to time guidance regarding our expected financial and business performance. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate and has in the past been inaccurate in certain respects, such as the timing of new product manufacturing ramps. Our guidance is based on certain assumptions such as those relating to anticipated production and sales volumes (which generally are not linear throughout a given period), average sales prices, supplier and commodity costs and planned cost reductions. If our guidance varies from actual results, such as due to our assumptions not being met or the impact on our financial performance that could occur as a result of various risks and uncertainties, the market value of our common stock could decline significantly.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things: operational risks, intellectual property theft, fraud, extortion, harm to employees or customers and violation of data privacy or security laws.
Identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. Cybersecurity risks related to our business, technical operations, privacy and compliance issues are identified and addressed through a multi-faceted approach including third party assessments, internal IT Audit, IT security, governance, risk and compliance reviews. To defend, detect and respond to cybersecurity incidents, we, among other things: conduct proactive privacy and cybersecurity reviews of systems and applications, audit applicable data policies, perform penetration testing using external third-party tools and techniques to test security controls, operate a bug bounty program to encourage proactive vulnerability reporting, conduct employee training, monitor emerging laws and regulations related to data protection and information security (including our consumer products) and implement appropriate changes.
We have implemented incident response and breach management processes which have four overarching and interconnected stages: 1) preparation for a cybersecurity incident, 2) detection and analysis of a security incident, 3) containment, eradication and recovery, and 4) post-incident analysis. Such incident responses are overseen by leaders from our Information Security, Product Security, Compliance and Legal teams regarding matters of cybersecurity.
Security events and data incidents are evaluated, ranked by severity and prioritized for response and remediation. Incidents are evaluated to determine materiality as well as operational and business impact, and reviewed for privacy impact.
We also conduct tabletop exercises to simulate responses to cybersecurity incidents. Our team of cybersecurity professionals then collaborate with technical and business stakeholders across our business units to further analyze the risk to the company, and form detection, mitigation and remediation strategies.
As part of the above processes, we regularly engage external auditors and consultants to assess our internal cybersecurity programs and compliance with applicable practices and standards. As of 2023, our Information Security Management System has been certified to conform to the requirements of ISO/IEC 27001:2013.
Our risk management program also assesses third party risks, and we perform third-party risk management to identify and mitigate risks from third parties such as vendors, suppliers, and other business partners associated with our use of third-party service providers. Cybersecurity risks are evaluated when determining the selection and oversight of applicable third-party service providers and potential fourth-party risks when handling and/or processing our employee, business or customer data. In addition to new vendor onboarding, we perform risk management during third-party cybersecurity compromise incidents to identify and mitigate risks to us from third-party incidents.
We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Our information technology systems or data, or those of our service providers or customers or users could be subject to cyber-attacks or other security incidents, which could result in data breaches, intellectual property theft, claims, litigation, regulatory investigations, significant liability, reputational damage and other adverse consequences” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

Cybersecurity Governance
Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our Audit Committee is responsible for the oversight of risks from cybersecurity threats. Members of the Audit Committee receive updates on a quarterly basis from senior management, including leaders from our Information Security, Product Security, Compliance and Legal teams regarding matters of cybersecurity. This includes existing and new cybersecurity risks, status on how management is addressing and/or mitigating those risks, cybersecurity and data privacy incidents (if any) and status on key information security initiatives. Our Board members also engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.

Our cybersecurity risk management and strategy processes are overseen by leaders from our Information Security, Product Security, Compliance and Legal teams. Such individuals have an average of over 15 years of prior work experience in various roles involving information technology, including security, auditing, compliance, systems and programming. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the Audit Committee on any appropriate items.
ITEM 2. PROPERTIES
We are headquartered in Austin, Texas. Our principal facilities include a large number of properties in North America, Europe and Asia utilized for manufacturing and assembly, warehousing, engineering, retail and service locations, Supercharger sites and administrative and sales offices. Our facilities are used to support both of our reporting segments, and are suitable and adequate for the conduct of our business. We generally lease such facilities with the primary exception of some manufacturing facilities. The following table sets forth the location of our primary owned and leased manufacturing facilities.

Primary Manufacturing Facilities	Location	Owned or Leased
Gigafactory Texas	Austin, Texas	Owned
Fremont Factory	Fremont, California	Owned
Gigafactory Nevada	Sparks, Nevada	Owned
Gigafactory Berlin-Brandenburg	Grunheide, Germany	Owned
Gigafactory Shanghai	Shanghai, China	*
Gigafactory New York	Buffalo, New York	Leased
Megafactory	Lathrop, California	Leased
*We own the building and the land use rights with an initial term of 50 years. The land use rights are treated as operating lease right-of-use assets.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has traded on The NASDAQ Global Select Market under the symbol “TSLA” since it began trading on June 29, 2010. Our initial public offering was priced at approximately $1.13 per share on June 28, 2010 as adjusted to give effect to the three-for-one stock split effected in the form of a stock dividend in August 2022 (the “2022 Stock Split”) and the five-for-one stock split effected in the form of a stock dividend in August 2020 (the “2020 Stock Split”).
Holders
As of January 22, 2024, there were 9,300 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
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
The following graph shows a comparison, from January 1, 2019 through December 31, 2023, of the cumulative total return on our common stock, The NASDAQ Composite Index and a group of all public companies sharing the same SIC code as us, which is SIC code 3711, “Motor Vehicles and Passenger Car Bodies” (Motor Vehicles and Passenger Car Bodies Public Company Group). Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and the Motor Vehicles and Passenger Car Bodies Public Company Group assumes an investment of $100 on January 1, 2019 and reinvestment of dividends. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Comparison of 60 Months Cumulative Total Return
$1,800
$1,700
$1,600
$1,500
$1,400
$1,300
$1,200
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$-
Dec-18
Feb-19
Apr-19
Jun-19
Aug-19
Oct-19
Dec-19
Feb-20
Apr-20
Jun-20
Aug-20
Oct-20
Dec-20
Feb-21
Apr-21
Jun-21
Aug-21
Oct-21
Dec-21
Feb-22
Apr-22
Jun-22
Aug-22
Oct-22
Dec-22
Feb-23
Apr-23
Jun-23
Aug-23
Oct-23
Dec-23
Motor Vehicles and Passenger Car Bodies Public Company Group
Tesla
NASDAQ Composite

Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. For further discussion of our products and services, technology and competitive strengths, refer to Item 1- Business. For discussion related to changes in financial condition and the results of operations for fiscal year 2022-related items, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2022, which was filed with the Securities and Exchange Commission on January 31, 2023.
Overview and 2023 Highlights
Our mission is to accelerate the world’s transition to sustainable energy. We design, develop, manufacture, lease and sell high-performance fully electric vehicles, solar energy generation systems and energy storage products. We also offer maintenance, installation, operation, charging, insurance, financial and other services related to our products. Additionally, we are increasingly focused on products and services based on artificial intelligence, robotics and automation.
In 2023, we produced 1,845,985 consumer vehicles and delivered 1,808,581 consumer vehicles. We are currently focused on increasing vehicle production, capacity and delivery capabilities, reducing costs, improving and developing our vehicles and battery technologies, vertically integrating and localizing our supply chain, improving and further deploying our FSD capabilities, increasing the affordability and efficiency of our vehicles, bringing new products to market and expanding our global infrastructure, including our service and charging infrastructure.
In 2023, we deployed 14.72 GWh of energy storage products and 223 megawatts of solar energy systems. We are currently focused on ramping production of energy storage products, improving our Solar Roof installation capability and efficiency, and increasing market share of retrofit solar energy systems.
In 2023, we recognized total revenues of $96.77 billion, representing an increase of $15.31 billion, compared to the prior year. We continue to ramp production, build new manufacturing capacity and expand our operations to enable increased deliveries and deployments of our products, and invest in research and development to accelerate our AI, software and fleet-based profits for further revenue growth.
In 2023, our net income attributable to common stockholders was $15.00 billion, representing a favorable change of $2.44 billion, compared to the prior year. This included a one-time non-cash tax benefit of $5.93 billion for the release of valuation allowance on certain deferred tax assets. We continue to focus on further cost reductions and operational efficiencies while maximizing delivery volumes.
We ended 2023 with $29.09 billion in cash and cash equivalents and investments, representing an increase of $6.91 billion from the end of 2022. Our cash flows provided by operating activities in 2023 and 2022 were $13.26 billion and $14.72 billion, respectively, representing a decrease of $1.47 billion. Capital expenditures amounted to $8.90 billion in 2023, compared to $7.16 billion in 2022, representing an increase of $1.74 billion. Sustained growth has allowed our business to generally fund itself, and we will continue investing in a number of capital-intensive projects and research and development in upcoming periods.

Management Opportunities, Challenges and Uncertainties and 2024 Outlook
Automotive—Production
The following is a summary of the status of production of each of our announced vehicle models in production and under development, as of the date of this Annual Report on Form 10-K:

Production Location	Vehicle Model(s)	Production Status
Fremont Factory	Model S / Model X	Active
	Model 3 / Model Y	Active
Gigafactory Shanghai	Model 3 / Model Y	Active
Gigafactory Berlin-Brandenburg	Model Y	Active
Gigafactory Texas	Model Y	Active
	Cybertruck	Active
Gigafactory Nevada	Tesla Semi	Pilot production
Various	Next Generation Platform	In development
TBD	Tesla Roadster	In development
We are focused on growing our manufacturing capacity, which includes capacity for manufacturing new vehicle models such as our Cybertruck and next generation platform, and ramping all of our production vehicles to their installed production capacities as well as increasing production rate and efficiency at our current factories. The next phase of production growth will depend on the continued ramp at our factories and the introduction of our next generation platform, as well as our ability to add to our available sources of battery cell supply by manufacturing our own cells that we are developing to have high-volume output, lower capital and production costs and longer range. Our goals are to improve vehicle performance, decrease production costs and increase affordability and customer awareness.
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
Automotive—Demand, Sales, Deliveries and Infrastructure
Our cost reduction efforts, cost innovation strategies, and additional localized procurement and manufacturing are key to our vehicles’ affordability and have allowed us to competitively price our vehicles. We will also continue to generate demand and brand awareness by improving our vehicles’ performance and functionality, including through products based on artificial intelligence such as Autopilot, FSD Capability, and other software features and delivering new vehicles, such as our Cybertruck. Moreover, we expect to continue to benefit from ongoing electrification of the automotive sector and increasing environmental regulations and initiatives.
However, we operate in a cyclical industry that is sensitive to political and regulatory uncertainty, including with respect to trade and the environment, all of which can be compounded by inflationary pressures, rising energy prices, interest rate fluctuations and the liquidity of enterprise customers. For example, inflationary pressures have increased across the markets in which we operate. In an effort to curb this trend, central banks in developed countries raised interest rates rapidly and substantially, impacting the affordability of vehicle lease and finance arrangements. Further, sales of vehicles in the automotive industry also tend to be cyclical in many markets, which may expose us to increased volatility as we expand and adjust our operations. Moreover, as additional competitors enter the marketplace and help bring the world closer to sustainable transportation, we will have to adjust and continue to execute well to maintain our momentum. Additionally, our suppliers’ liquidity and allocation plans may be affected by current challenges in the North American automotive industry, which could reduce our access to components or result in unfavorable changes to cost. These macroeconomic and industry trends have had, and will likely continue to have, an impact on the pricing of, and order rate for our vehicles, and in turn our operating margin. Changes in government and economic incentives in relation to electric vehicles may also impact our sales. We will continue to adjust accordingly to such developments, and we believe our ongoing cost reduction, including improved production innovation and efficiency at our newest factories and lower logistics costs, and focus on operating leverage will continue to benefit us in relation to our competitors, while our new products will help enable future growth.

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
Energy Generation and Storage Demand, Production and Deployment
The long-term success of this business is dependent upon increasing margins through greater volumes. We continue to increase the production of our energy storage products to meet high levels of demand, including the construction of a new Megafactory in Shanghai and the ongoing ramp at our Megafactory in Lathrop, California. For Megapack, energy storage deployments can vary meaningfully quarter to quarter depending on the timing of specific project milestones. We remain committed to growing our retrofit solar energy business by offering a low-cost and simplified online ordering experience. In addition, we continue to seek to improve our installation capabilities and price efficiencies for Solar Roof. As these product lines grow, we will have to maintain adequate battery cell supply for our energy storage products and ensure the availability of qualified personnel, particularly skilled electricians, to support the ramp of Solar Roof.
Cash Flow and Capital Expenditure Trends
Our capital expenditures are typically difficult to project beyond the short-term given the number and breadth of our core projects at any given time, and may further be impacted by uncertainties in future global market conditions. We are simultaneously ramping new products, building or ramping manufacturing facilities on three continents, piloting the development and manufacture of new battery cell technologies, expanding our Supercharger network and investing in autonomy and other artificial intelligence enabled training and products, and the pace of our capital spend may vary depending on overall priority among projects, the pace at which we meet milestones, production adjustments to and among our various products, increased capital efficiencies and the addition of new projects. Owing and subject to the foregoing as well as the pipeline of announced projects under development, all other continuing infrastructure growth and varying levels of inflation, we currently expect our capital expenditures to exceed $10.00 billion in 2024 and be between $8.00 to $10.00 billion in each of the following two fiscal years.
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
Revenue Recognition
Automotive Sales
Automotive sales revenue includes revenues related to cash and financing deliveries of new vehicles, and specific other features and services that meet the definition of a performance obligation under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), including access to our FSD Capability features and their ongoing maintenance, internet connectivity, free Supercharging programs and over-the-air software updates. We recognize revenue on automotive sales upon delivery to the customer, which is when the control of a vehicle transfers. Payments are typically received at the point control transfers or in accordance with payment terms customary to the business, except sales we finance for which payments are collected over the contractual loan term. We also recognize a sales return reserve based on historical experience plus consideration for expected future market values, when we offer resale value guarantees or similar buyback terms. Other features and services such as access to our internet connectivity, unlimited free Supercharging and over-the-air software updates are provisioned upon control transfer of a vehicle and recognized over time on a straight-line basis as we have a stand-ready obligation to deliver such services to the customer. Other limited free Supercharging incentives are recognized based on actual usage or expiration, whichever is earlier. We recognize revenue related to these other features and services over the performance period, which is generally the expected ownership life of the vehicle. Revenue related to FSD Capability features is recognized when functionality is delivered to the customer and their ongoing maintenance is recognized over time. For our obligations related to automotive sales, we estimate standalone selling price by considering costs used to develop and deliver the service, third-party pricing of similar options and other information that may be available.
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

Warranties
We provide a manufacturer’s warranty on all new and used vehicles and a warranty on the installation and components of the energy generation and storage systems we sell for periods typically between 10 to 25 years. We accrue a warranty reserve for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected warranty experience may cause material changes to the warranty reserve in the future. The warranty reserve does not include projected warranty costs associated with our vehicles subject to operating lease accounting and our solar energy systems under lease contracts or PPAs, as the costs to repair these warranty claims are expensed as incurred. The portion of the warranty reserve expected to be incurred within the next 12 months is included within Accrued liabilities and other, while the remaining balance is included within Other long-term liabilities on the consolidated balance sheets. For liabilities that we are entitled to receive indemnification from our suppliers, we record receivables for the contractually obligated amounts on the consolidated balance sheets as a component of Prepaid expenses and other current assets for the current portion and as Other non-current assets for the long-term portion. Warranty expense is recorded as a component of Cost of revenues in the consolidated statements of operations. Due to the magnitude of our automotive business, our accrued warranty balance is primarily related to our automotive segment.
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
Income Taxes
We are subject to income taxes in the U.S. and in many foreign jurisdictions. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets that are not more likely than not to be realized. We monitor the realizability of our deferred tax assets taking into account all relevant factors at each reporting period. In completing our assessment of realizability of our deferred tax assets, we consider our history of income (loss) measured at pre-tax income (loss) adjusted for permanent book-tax differences on a jurisdictional basis, volatility in actual earnings, excess tax benefits related to stock-based compensation in recent prior years, and impacts of the timing of reversal of existing temporary differences. We also rely on our assessment of the Company’s projected future results of business operations, including uncertainty in future operating results relative to historical results, volatility in the market price of our common stock and its performance over time, variable macroeconomic conditions impacting our ability to forecast future taxable income, and changes in business that may affect the existence and magnitude of future taxable income. Our valuation allowance assessment is based on our best estimate of future results considering all available information.

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
Results of Operations
Revenues

	Year Ended December 31,			2023 vs. 2022 Change		2022 vs. 2021 Change
(Dollars in millions)	2023	2022	2021	$	%	$	%
Automotive sales	$78,509	$67,210	$44,125	$11,299	17%	$23,085	52%
Automotive regulatory credits	1,790	1,776	1,465	14	1%	311	21%
Automotive leasing	2,120	2,476	1,642	(356)	(14)%	834	51%
Total automotive revenues	82,419	71,462	47,232	10,957	15%	24,230	51%
Services and other	8,319	6,091	3,802	2,228	37%	2,289	60%
Total automotive & services and other segment revenue	90,738	77,553	51,034	13,185	17%	26,519	52%
Energy generation and storage segment revenue	6,035	3,909	2,789	2,126	54%	1,120	40%
Total revenues	$96,773	$81,462	$53,823	$15,311	19%	$27,639	51%
Automotive & Services and Other Segment
Automotive sales revenue includes revenues related to cash and financing deliveries of new Model S, Model X, Semi, Model 3, Model Y, and Cybertruck vehicles, including access to our FSD Capability features and their ongoing maintenance, internet connectivity, free Supercharging programs and over-the-air software updates. These deliveries are vehicles that are not subject to lease accounting.
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
Services and other revenue consists of sales of used vehicles, non-warranty after-sales vehicle services, body shop and parts, paid Supercharging, vehicle insurance revenue and retail merchandise.
2023 compared to 2022
Automotive sales revenue increased $11.30 billion, or 17%, in the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to an increase of 473,382 combined Model 3 and Model Y cash deliveries from production ramping of Model Y globally. The increase was partially offset by a lower average selling price on our vehicles driven by overall price reductions year over year, sales mix, and a negative impact from the United States dollar strengthening against other foreign currencies in the year ended December 31, 2023 compared to the prior year.
Automotive regulatory credits revenue increased $14 million, or 1%, in the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Automotive leasing revenue decreased $356 million, or 14%, in the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease was primarily due to a decrease in direct sales-type leasing revenue driven by lower deliveries year over year, partially offset by an increase from our growing direct operating lease portfolio.
Services and other revenue increased $2.23 billion, or 37%, in the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was primarily due to higher used vehicle revenue driven by increases in volume, body shop and part sales revenue, non-warranty maintenance services revenue, paid Supercharging revenue and insurance services revenue, all of which are primarily attributable to our growing fleet. The increases were partially offset by a decrease in the average selling price of used vehicles.
Energy Generation and Storage Segment
Energy generation and storage revenue includes sales and leasing of solar energy generation and energy storage products, financing of solar energy generation products, services related to such products and sales of solar energy systems incentives.
2023 compared to 2022
Energy generation and storage revenue increased $2.13 billion, or 54%, in the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was primarily due to an increase in deployments of Megapack.
Cost of Revenues and Gross Margin

	Year Ended December 31,			2023 vs. 2022 Change		2022 vs. 2021 Change
(Dollars in millions)	2023	2022	2021	$	%	$	%
Cost of revenues
Automotive sales	$65,121	$49,599	$32,415	$15,522	31%	$17,184	53%
Automotive leasing	1,268	1,509	978	(241)	(16)%	531	54%
Total automotive cost of revenues	66,389	51,108	33,393	15,281	30%	17,715	53%
Services and other	7,830	5,880	3,906	1,950	33%	1,974	51%
Total automotive & services and other segment cost of revenues	74,219	56,988	37,299	17,231	30%	19,689	53%
Energy generation and storage segment	4,894	3,621	2,918	1,273	35%	703	24%
Total cost of revenues	$79,113	$60,609	$40,217	$18,504	31%	$20,392	51%

Gross profit total automotive	$16,030	$20,354	$13,839
Gross margin total automotive	19.4%	28.5%	29.3%

Gross profit total automotive & services and other segment	$16,519	$20,565	$13,735
Gross margin total automotive & services and other segment	18.2%	26.5%	26.9%

Gross profit energy generation and storage segment	$1,141	$288	$(129)
Gross margin energy generation and storage segment	18.9%	7.4%	(4.6)%

Total gross profit	$17,660	$20,853	$13,606
Total gross margin	18.2%	25.6%	25.3%

Automotive & Services and Other Segment
Cost of automotive sales revenue includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, vehicle connectivity costs, FSD ongoing maintenance costs, allocations of electricity and infrastructure costs related to our Supercharger network and reserves for estimated warranty expenses. Cost of automotive sales revenues also includes adjustments to warranty expense and charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand. Additionally, cost of automotive sales revenue benefits from manufacturing credits earned.
Cost of automotive leasing revenue includes the depreciation of operating lease vehicles, cost of goods sold associated with direct sales-type leases and warranty expense related to leased vehicles.
Costs of services and other revenue includes cost of used vehicles including refurbishment costs, costs associated with providing non-warranty after-sales services, costs associated with our body shops and part sales, costs of paid Supercharging, costs to provide vehicle insurance and costs for retail merchandise.
2023 compared to 2022
Cost of automotive sales revenue increased $15.52 billion, or 31%, in the year ended December 31, 2023 as compared to the year ended December 31, 2022. Cost of automotive sales revenue increased in line with the change in deliveries year over year, as discussed above. The increase was partially offset by a decrease in the average combined cost per unit of our vehicles primarily due to sales mix, lower inbound freight, a decrease in material costs and lower manufacturing costs from better fixed cost absorption. Our costs of revenue were also positively impacted by the United States dollar strengthening against our foreign currencies as compared to the prior periods and by the IRA manufacturing credits earned during the current year.
Cost of automotive leasing revenue decreased $241 million, or 16%, in the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease was primarily due to a decrease in direct sales-type leasing cost of revenue driven by lower deliveries year over year.
Cost of services and other revenue increased $1.95 billion, or 33%, in the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was generally in line with the changes in services and other revenue as discussed above.
Gross margin for total automotive decreased from 28.5% to 19.4% in the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease was primarily due to a lower average selling price on our vehicles partially offset by the favorable change in our average combined cost per unit of our vehicles and IRA manufacturing credits earned as discussed above.
Gross margin for total automotive & services and other segment decreased from 26.5% to 18.2% in the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to the automotive gross margin decrease discussed above.
Energy Generation and Storage Segment
Cost of energy generation and storage revenue includes direct and indirect material and labor costs, warehouse rent, freight, warranty expense, other overhead costs and amortization of certain acquired intangible assets. Cost of energy generation and storage revenue also includes charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand. Additionally, cost of energy generation and storage revenue benefits from manufacturing credits earned. In agreements for solar energy systems and PPAs where we are the lessor, the cost of revenue is primarily comprised of depreciation of the cost of leased solar energy systems, maintenance costs associated with those systems and amortization of any initial direct costs.
2023 compared to 2022
Cost of energy generation and storage revenue increased $1.27 billion, or 35%, in the year ended December 31, 2023 as compared to the year ended December 31, 2022, in line with the increase in Megapack deployments year over year, as discussed above. This increase was partially offset by an improvement in production ramping that drove down the average cost per MWh of Megapack as well as IRA manufacturing credits earned during the current year.

Gross margin for energy generation and storage increased from 7.4% to 18.9% in the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase was driven by an improvement in our Megapack gross margin from lower average cost per MWh and a higher proportion of Megapack, which operated at a higher gross margin, within the segment as compared to the prior year periods. Additionally, there was a margin benefit from IRA manufacturing credits earned.
Research and Development Expense

	Year Ended December 31,			2023 vs. 2022 Change		2022 vs. 2021 Change
(Dollars in millions)	2023	2022	2021	$	%	$	%
Research and development	$3,969	$3,075	$2,593	$894	29%	$482	19%
As a percentage of revenues	4%	4%	5%
Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services and amortized equipment expense.
R&D expenses increased $894 million, or 29%, in the year ended December 31, 2023 as compared to the year ended December 31, 2022. The overall increase was primarily driven by additional costs in the current year related to the pre-production phase for Cybertruck, AI and other programs.
R&D expenses as a percentage of revenue stayed consistent at 4% in the year ended December 31, 2023 as compared to the year ended December 31, 2022. Our R&D expenses have increased proportionately with total revenues as we continue to expand our product roadmap and technologies.
Selling, General and Administrative Expense

	Year Ended December 31,			2023 vs. 2022 Change		2022 vs. 2021 Change
(Dollars in millions)	2023	2022	2021	$	%	$	%
Selling, general and administrative	$4,800	$3,946	$4,517	$854	22%	$(571)	(13)%
As a percentage of revenues	5%	5%	8%
Selling, general and administrative (“SG&A”) expenses generally consist of personnel and facilities costs related to our stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as fees for professional and contract services and litigation settlements.
SG&A expenses increased $854 million, or 22%, in the year ended December 31, 2023 as compared to the year ended December 31, 2022. This was driven by a $447 million increase in employee and labor costs primarily from increased headcount, including professional services and a $363 million increase in facilities related expenses.
Restructuring and Other

	Year Ended December 31,			2023 vs. 2022 Change		2022 vs. 2021 Change
(Dollars in millions)	2023	2022	2021	$	%	$	%
Restructuring and other	$—	$176	$(27)	$(176)	(100)%	$203	Not meaningful
During the year ended December 31, 2022, we recorded an impairment loss of $204 million as well as realized gains of $64 million in connection with converting our holdings of digital assets into fiat currency. We also recorded other expenses of $36 million during the second quarter of the year ended December 31, 2022, related to employee terminations.
Interest Income

	Year Ended December 31,			2023 vs. 2022 Change		2022 vs. 2021 Change
(Dollars in millions)	2023	2022	2021	$	%	$	%
Interest income	$1,066	$297	$56	$769	259%	$241	430%

Interest income increased $769 million, or 259%, in the year ended December 31, 2023 as compared to the year ended December 31, 2022. This increase was primarily due to higher interest earned on our cash and cash equivalents and short-term investments in the year ended December 31, 2023 as compared to the prior year due to rising interest rates and our increasing portfolio balance.
Other Income (Expense), Net

	Year Ended December 31,			2023 vs. 2022 Change		2022 vs. 2021 Change
(Dollars in millions)	2023	2022	2021	$	%	$	%
Other income (expense), net	$172	$(43)	$135	$215	Not meaningful	$(178)	Not meaningful
Other income (expense), net, consists primarily of foreign exchange gains and losses related to our foreign currency-denominated monetary assets and liabilities. We expect our foreign exchange gains and losses will vary depending upon movements in the underlying exchange rates.
Other income, net, changed favorably by $215 million in the year ended December 31, 2023 as compared to the year ended December 31, 2022. The favorable change was primarily due to fluctuations in foreign currency exchange rates on our intercompany balances.
(Benefit from) Provision for Income Taxes

	Year Ended December 31,			2023 vs. 2022 Change		2022 vs. 2021 Change
(Dollars in millions)	2023	2022	2021	$	%	$	%
(Benefit from) provision for income taxes	$(5,001)	$1,132	$699	$(6,133)	Not meaningful	$433	62%
Effective tax rate	(50)%	8%	11%
We monitor the realizability of our deferred tax assets taking into account all relevant factors at each reporting period. As of December 31, 2023, based on the relevant weight of positive and negative evidence, including the amount of our taxable income in recent years which is objective and verifiable, and consideration of our expected future taxable earnings, we concluded that it is more likely than not that our U.S. federal and certain state deferred tax assets are realizable. As such, we released $6.54 billion of our valuation allowance associated with the U.S. federal and state deferred tax assets, with the exception of our California deferred tax assets. Approximately $5.93 billion of the total valuation allowance release was related to deferred tax assets to be realized in the future years and the remainder benefited us during the year ended December 31, 2023. We continue to maintain a full valuation allowance against our California deferred tax assets as of December 31, 2023, because we concluded they are not more likely than not to be realized as we expect our California deferred tax assets generation in future years to exceed our ability to use these deferred tax assets.
Our (benefit from) provision for income taxes changed by $6.13 billion in the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to the release of $6.54 billion of our valuation allowance associated with the U.S. federal and certain state deferred tax assets.
Our effective tax rate changed from an expense of 8% to a benefit of 50% in the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to the release of the valuation allowance regarding our U.S. federal and certain state deferred tax assets.
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
Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following December 31, 2023, as well as in the long-term.
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
As discussed in and subject to the considerations referenced in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Opportunities, Challenges and Uncertainties and 2023 Outlook—Cash Flow and Capital Expenditure Trends in this Annual Report on Form 10-K, we currently expect our capital expenditures to support our projects globally to exceed $10.00 billion in 2024 and be between $8.00 to $10.00 billion in each of the following two fiscal years. In connection with our operations at Gigafactory New York, we have an agreement to spend or incur $5.00 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York through December 31, 2029 (pursuant to a deferral of our required timelines to meet such obligations that was granted in April 2021, and which was memorialized in an amendment to our agreement with the SUNY Foundation in August 2021). For details regarding these obligations, refer to Note 15, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
As of December 31, 2023, we and our subsidiaries had outstanding $4.68 billion in aggregate principal amount of indebtedness, of which $1.98 billion is scheduled to become due in the succeeding 12 months. As of December 31, 2023, our total minimum lease payments was $5.96 billion, of which $1.31 billion is due in the succeeding 12 months. For details regarding our indebtedness and lease obligations, refer to Note 11, Debt, and Note 12, Leases, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Sources and Conditions of Liquidity
Our sources to fund our material cash requirements are predominantly from our deliveries and servicing of new and used vehicles, sales and installations of our energy storage products and solar energy systems, proceeds from debt facilities and proceeds from equity offerings, when applicable.
As of December 31, 2023, we had $16.40 billion and $12.70 billion of cash and cash equivalents and short-term investments, respectively. Balances held in foreign currencies had a U.S. dollar equivalent of $4.43 billion and consisted primarily of Chinese yuan and euros. We had $5.03 billion of unused committed credit amounts as of December 31, 2023. For details regarding our indebtedness, refer to Note 11, Debt, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We continue adapting our strategy to meet our liquidity and risk objectives, such as investing in U.S. government securities and other investments, to do more vertical integration, expand our product roadmap and provide financing options to our customers.

Summary of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Net cash provided by operating activities	$13,256	$14,724	$11,497
Net cash used in investing activities	$(15,584)	$(11,973)	$(7,868)
Net cash provided by (used in) financing activities	$2,589	$(3,527)	$(5,203)
Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our business in areas such as research and development and selling, general and administrative and working capital. Our operating cash inflows include cash from vehicle sales and related servicing, customer lease and financing payments, customer deposits, cash from sales of regulatory credits and energy generation and storage products, and interest income on our cash and investments portfolio. These cash inflows are offset by our payments to suppliers for production materials and parts used in our manufacturing process, operating expenses, operating lease payments and interest payments on our financings.
Net cash provided by operating activities decreased by $1.47 billion to $13.26 billion during the year ended December 31, 2023 from $14.72 billion during the year ended December 31, 2022. This decrease was primarily due to the decrease in net income excluding non-cash expenses, gains and losses of $2.93 billion, partially offset by favorable changes in net operating assets and liabilities of $1.46 billion.
Cash Flows from Investing Activities
Cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $8.90 billion for the year ended December 31, 2023 and $7.16 billion for the year ended December 31, 2022, mainly for global factory expansion and machinery and equipment as we expand our product roadmap. We also purchased $6.62 billion and $5.81 billion of investments, net of proceeds from maturities and sales, for the year ended December 31, 2023 and 2022, respectively. Additionally, proceeds from sales of digital assets was $936 million in the year ended December 31, 2022.
Cash Flows from Financing Activities
Net cash from financing activities changed by $6.12 billion to $2.59 billion net cash provided by financing activities during the year ended December 31, 2023 from $3.53 billion net cash used in financing activities during the year ended December 31, 2022. The change was primarily due to a $3.93 billion increase in proceeds from issuances of debt and a $2.01 billion decrease in repayments of debt. See Note 11, Debt, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details regarding our debt obligations.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
We transact business globally in multiple currencies and hence have foreign currency risks related to our revenue, costs of revenue and operating expenses denominated in currencies other than the U.S. dollar (primarily the Chinese yuan and euro in relation to our current year operations). In general, we are a net receiver of currencies other than the U.S. dollar for our foreign subsidiaries. Accordingly, changes in exchange rates affect our operating results as expressed in U.S. dollars as we do not typically hedge foreign currency risk.
We have also experienced, and will continue to experience, fluctuations in our net income as a result of gains (losses) on the settlement and the re-measurement of monetary assets and liabilities denominated in currencies that are not the local currency (primarily consisting of our intercompany and cash and cash equivalents balances).
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income before income taxes. These changes would have resulted in a gain or loss of $1.01 billion at December 31, 2023 and $473 million at December 31, 2022, assuming no foreign currency hedging.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Tesla, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tesla, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of redeemable noncontrolling interests and equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Automotive Warranty Reserve
As described in Note 2 to the consolidated financial statements, total accrued warranty, which primarily relates to the automotive segment, was $5,152 million as of December 31, 2023. The Company provides a manufacturer’s warranty on all new and used Tesla vehicles. A warranty reserve is accrued for these products sold, which includes management’s best estimate of the projected costs to repair or replace items under warranty and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims.
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
January 26, 2024
We have served as the Company’s auditor since 2005.

Tesla, Inc.
Consolidated Balance Sheets
(in millions, except per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$16,398	$16,253
Short-term investments	12,696	5,932
Accounts receivable, net	3,508	2,952
Inventory	13,626	12,839
Prepaid expenses and other current assets	3,388	2,941
Total current assets	49,616	40,917
Operating lease vehicles, net	5,989	5,035
Solar energy systems, net	5,229	5,489
Property, plant and equipment, net	29,725	23,548
Operating lease right-of-use assets	4,180	2,563
Digital assets, net	184	184
Intangible assets, net	178	215
Goodwill	253	194
Deferred tax assets	6,733	328
Other non-current assets	4,531	3,865
Total assets	$106,618	$82,338
Liabilities
Current liabilities
Accounts payable	$14,431	$15,255
Accrued liabilities and other	9,080	8,205
Deferred revenue	2,864	1,747
Current portion of debt and finance leases	2,373	1,502
Total current liabilities	28,748	26,709
Debt and finance leases, net of current portion	2,857	1,597
Deferred revenue, net of current portion	3,251	2,804
Other long-term liabilities	8,153	5,330
Total liabilities	43,009	36,440
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests in subsidiaries	242	409
Equity
Stockholders’ equity
Preferred stock; $0.001 par value; 100 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 6,000 shares authorized; 3,185 and 3,164 shares issued and outstanding as of December 31, 2023 and 2022, respectively	3	3
Additional paid-in capital	34,892	32,177
Accumulated other comprehensive loss	(143)	(361)
Retained earnings	27,882	12,885
Total stockholders’ equity	62,634	44,704
Noncontrolling interests in subsidiaries	733	785
Total liabilities and equity	$106,618	$82,338
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Automotive sales	$78,509	$67,210	$44,125
Automotive regulatory credits	1,790	1,776	1,465
Automotive leasing	2,120	2,476	1,642
Total automotive revenues	82,419	71,462	47,232
Energy generation and storage	6,035	3,909	2,789
Services and other	8,319	6,091	3,802
Total revenues	96,773	81,462	53,823
Cost of revenues
Automotive sales	65,121	49,599	32,415
Automotive leasing	1,268	1,509	978
Total automotive cost of revenues	66,389	51,108	33,393
Energy generation and storage	4,894	3,621	2,918
Services and other	7,830	5,880	3,906
Total cost of revenues	79,113	60,609	40,217
Gross profit	17,660	20,853	13,606
Operating expenses
Research and development	3,969	3,075	2,593
Selling, general and administrative	4,800	3,946	4,517
Restructuring and other	—	176	(27)
Total operating expenses	8,769	7,197	7,083
Income from operations	8,891	13,656	6,523
Interest income	1,066	297	56
Interest expense	(156)	(191)	(371)
Other income (expense), net	172	(43)	135
Income before income taxes	9,973	13,719	6,343
(Benefit from) provision for income taxes	(5,001)	1,132	699
Net income	14,974	12,587	5,644
Net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(23)	31	125
Net income attributable to common stockholders	$14,997	$12,556	$5,519

Net income per share of common stock attributable to common stockholders
Basic	$4.73	$4.02	$1.87
Diluted	$4.30	$3.62	$1.63
Weighted average shares used in computing net income per share of common stock
Basic	3,174	3,130	2,959
Diluted	3,485	3,475	3,386
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Comprehensive Income
(in millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$14,974	$12,587	$5,644
Other comprehensive income (loss):
Foreign currency translation adjustment	198	(392)	(308)
Unrealized net gain (loss) on investments	16	(23)	(1)
Adjustment for net loss realized and included in net income	4	—	—
Comprehensive income	15,192	12,172	5,335
Less: Comprehensive (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	(23)	31	125
Comprehensive income attributable to common stockholders	$15,215	$12,141	$5,210
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
(in millions)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of December 31, 2020	$604	2,879	$3	$27,260	$363	$(5,401)	$22,225	$850	$23,075
Adjustments for prior periods from adopting ASU 2020-06	—	—	—	(474)	—	211	(263)	—	(263)
Exercises of conversion feature of convertible senior notes	—	2	—	6	—	—	6	—	6
Settlements of warrants	—	112	—	—	—	—	—	—	—
Issuance of common stock for equity incentive awards	—	107	—	707	—	—	707	—	707
Stock-based compensation	—	—	—	2,299	—	—	2,299	—	2,299
Contributions from noncontrolling interests	2	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(66)	—	—	—	—	—	—	(106)	(106)
Buy-outs of noncontrolling interests	(15)	—	—	5	—	—	5	—	5
Net income	43	—	—	—	—	5,519	5,519	82	5,601
Other comprehensive loss	—	—	—	—	(309)	—	(309)	—	(309)
Balance as of December 31, 2021	$568	3,100	$3	$29,803	$54	$329	$30,189	$826	$31,015
Settlements of warrants	—	37	—	—	—	—	—	—	—
Issuance of common stock for equity incentive awards	—	27	—	541	—	—	541	—	541
Stock-based compensation	—	—	—	1,806	—	—	1,806	—	1,806
Distributions to noncontrolling interests	(46)	—	—	—	—	—	—	(113)	(113)
Buy-outs of noncontrolling interests	(11)	—	—	27	—	—	27	(61)	(34)
Net (loss) income	(102)	—	—	—	—	12,556	12,556	133	12,689
Other comprehensive loss	—	—	—	—	(415)	—	(415)	—	(415)
Balance as of December 31, 2022	$409	3,164	$3	$32,177	$(361)	$12,885	$44,704	$785	$45,489
Issuance of common stock for equity incentive awards	—	21	—	700	—	—	700	—	700
Stock-based compensation	—	—	—	2,013	—	—	2,013	—	2,013
Distributions to noncontrolling interests	(32)	—	—	—	—	—	—	(108)	(108)
Buy-outs of noncontrolling interests	(39)	—	—	2	—	—	2	(17)	(15)
Net (loss) income	(96)	—	—	—	—	14,997	14,997	73	15,070
Other comprehensive income	—	—	—	—	218	—	218	—	218
Balance as of December 31, 2023	$242	3,185	$3	$34,892	$(143)	$27,882	$62,634	$733	$63,367
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net income	$14,974	$12,587	$5,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	4,667	3,747	2,911
Stock-based compensation	1,812	1,560	2,121
Inventory and purchase commitments write-downs	463	177	140
Foreign currency transaction net unrealized (gain) loss	(144)	81	(55)
Deferred income taxes	(6,349)	(196)	(149)
Non-cash interest and other operating activities	81	340	245
Digital assets loss (gain), net	—	140	(27)
Changes in operating assets and liabilities:
Accounts receivable	(586)	(1,124)	(130)
Inventory	(1,195)	(6,465)	(1,709)
Operating lease vehicles	(1,952)	(1,570)	(2,114)
Prepaid expenses and other assets	(2,652)	(3,713)	(1,540)
Accounts payable, accrued and other liabilities	2,605	8,029	5,367
Deferred revenue	1,532	1,131	793
Net cash provided by operating activities	13,256	14,724	11,497
Cash Flows from Investing Activities
Purchases of property and equipment excluding finance leases, net of sales	(8,898)	(7,158)	(6,482)
Purchases of solar energy systems, net of sales	(1)	(5)	(32)
Purchases of digital assets	—	—	(1,500)
Proceeds from sales of digital assets	—	936	272
Purchase of intangible assets	—	(9)	—
Purchases of investments	(19,112)	(5,835)	(132)
Proceeds from maturities of investments	12,353	22	—
Proceeds from sales of investments	138	—	—
Receipt of government grants	—	76	6
Business combinations, net of cash acquired	(64)	—	—
Net cash used in investing activities	(15,584)	(11,973)	(7,868)
Cash Flows from Financing Activities
Proceeds from issuances of debt	3,931	—	8,883
Repayments of debt	(1,351)	(3,364)	(14,167)
Collateralized lease repayments	—	—	(9)
Proceeds from exercises of stock options and other stock issuances	700	541	707
Principal payments on finance leases	(464)	(502)	(439)
Debt issuance costs	(29)	—	(9)
Proceeds from investments by noncontrolling interests in subsidiaries	—	—	2
Distributions paid to noncontrolling interests in subsidiaries	(144)	(157)	(161)
Payments for buy-outs of noncontrolling interests in subsidiaries	(54)	(45)	(10)
Net cash provided by (used in) financing activities	2,589	(3,527)	(5,203)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	4	(444)	(183)
Net increase (decrease) in cash and cash equivalents and restricted cash	265	(1,220)	(1,757)
Cash and cash equivalents and restricted cash, beginning of period	16,924	18,144	19,901
Cash and cash equivalents and restricted cash, end of period	$17,189	$16,924	$18,144
Supplemental Non-Cash Investing and Financing Activities
Acquisitions of property and equipment included in liabilities	$2,272	$2,148	$2,251
Supplemental Disclosures
Cash paid during the period for interest, net of amounts capitalized	$126	$152	$266
Cash paid during the period for income taxes, net of refunds	$1,119	$1,203	$561
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures in the accompanying notes. The estimates used for, but not limited to, determining significant economic incentive for resale value guarantee arrangements, sales return reserves, income taxes, the collectability of accounts and finance receivables, inventory valuation, warranties, fair value of long-lived assets, goodwill, fair value of financial instruments, fair value and residual value of operating lease vehicles and solar energy systems subject to leases could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes.

Revenue Recognition
Revenue by source
The following table disaggregates our revenue by major source (in millions):

	Year Ended December 31,
	2023	2022	2021
Automotive sales	$78,509	$67,210	$44,125
Automotive regulatory credits	1,790	1,776	1,465
Energy generation and storage sales	5,515	3,376	2,279
Services and other	8,319	6,091	3,802
Total revenues from sales and services	94,133	78,453	51,671
Automotive leasing	2,120	2,476	1,642
Energy generation and storage leasing	520	533	510
Total revenues	$96,773	$81,462	$53,823
Automotive Segment
Automotive Sales
Automotive sales revenue includes revenues related to cash and financing deliveries of new vehicles, and specific other features and services that meet the definition of a performance obligation under ASC 606, including access to our FSD Capability features and their ongoing maintenance, internet connectivity, free Supercharging programs and over-the-air software updates. We recognize revenue on automotive sales upon delivery to the customer, which is when the control of a vehicle transfers. Payments are typically received at the point control transfers or in accordance with payment terms customary to the business, except sales we finance for which payments are collected over the contractual loan term. We also recognize a sales return reserve based on historical experience plus consideration for expected future market values, when we offer resale value guarantees or similar buyback terms. Other features and services such as access to our internet connectivity, unlimited free Supercharging and over-the-air software updates are provisioned upon control transfer of a vehicle and recognized over time on a straight-line basis as we have a stand-ready obligation to deliver such services to the customer. Other limited free Supercharging incentives are recognized based on actual usage or expiration, whichever is earlier. We recognize revenue related to these other features and services over the performance period, which is generally the expected ownership life of the vehicle. Revenue related to FSD Capability features is recognized when functionality is delivered to the customer and their ongoing maintenance is recognized over time. For our obligations related to automotive sales, we estimate standalone selling price by considering costs used to develop and deliver the service, third-party pricing of similar options and other information that may be available.
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

We offer resale value guarantees to our commercial banking partners in connection with certain vehicle leasing programs. Under these programs, we originate the lease with our end customer and immediately transfer the lease and the underlying vehicle to our commercial banking partner, with the transaction being accounted for as a sale under ASC 606. We receive upfront payment for the vehicle, do not bear casualty and credit risks during the lease term, and we provide a guarantee capped to a limit if they are unable to sell the vehicle at or above the vehicle’s contract residual value at the end of the lease term. We estimate a guarantee liability in accordance with ASC 460, Guarantees and record it within other liabilities on our consolidated balance sheet. On a quarterly basis, we assess the estimated market value of vehicles sold under this program to determine whether there have been changes to the amount of expected resale value guarantee payments. As we accumulate more data related to the resale values of our vehicles or as market conditions change, there may be material changes to their estimated values. The total guarantee liability on vehicles sold under this program was immaterial as of December 31, 2023.
Deferred revenue related to the access to our FSD Capability features and their ongoing maintenance, internet connectivity, free Supercharging programs and over-the-air software updates primarily on automotive sales consisted of the following (in millions):

	Year Ended December 31,
	2023	2022
Deferred revenue— beginning of period	$2,913	$2,382
Additions	1,201	1,178
Net changes in liability for pre-existing contracts	17	(67)
Revenue recognized	(595)	(580)
Deferred revenue— end of period	$3,536	$2,913
Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Revenue recognized from the deferred revenue balance as of December 31, 2022 was $469 million for the year ended December 31, 2023. We had recognized revenue of $472 million from the deferred revenue balance as of December 31, 2021, for the year ended December 31, 2022, primarily related to the general FSD Capability feature release in North America in the fourth quarter of 2022. Of the total deferred revenue balance as of December 31, 2023, we expect to recognize $926 million of revenue in the next 12 months. The remaining balance will be recognized at the time of transfer of control of the product or over the performance period as discussed above in Automotive Sales.
We have been providing loans for financing our automotive deliveries in volume since fiscal year 2022. As of December 31, 2023 and 2022, we have recorded net financing receivables on the consolidated balance sheets, of which $242 million and $128 million, respectively, is recorded within Accounts receivable, net, for the current portion and $1.04 billion and $665 million, respectively, is recorded within Other non-current assets for the long-term portion.
Automotive Regulatory Credits
We earn tradable credits in the operation of our automotive business under various regulations related to ZEVs, greenhouse gas, fuel economy and clean fuel. We sell these credits to other regulated entities who can use the credits to comply with emission standards and other regulatory requirements.
Payments for automotive regulatory credits are typically received at the point control transfers to the customer, or in accordance with payment terms customary to the business. We recognize revenue on the sale of automotive regulatory credits, which have negligible incremental costs associated with them, at the time control of the regulatory credits is transferred to the purchasing party. Deferred revenue related to sales of automotive regulatory credits was immaterial as of December 31, 2023 and 2022. Revenue recognized from the deferred revenue balance as of December 31, 2022 and 2021 was immaterial for the years ended December 31, 2023 and 2022. During the year ended December 31, 2022, we had also recognized $288 million in revenue due to changes in regulation which entitled us to additional consideration for credits sold previously.

Automotive Leasing Revenue
Direct Vehicle Operating Leasing Program
We have outstanding leases under our direct vehicle operating leasing programs in the U.S., Canada and in certain countries in Europe. Qualifying customers are permitted to lease a vehicle directly from Tesla for up to 48 months. At the end of the lease term, customers are generally required to return the vehicles to us. We account for these leasing transactions as operating leases. We record leasing revenues to automotive leasing revenue on a straight-line basis over the contractual term, and we record the depreciation of these vehicles to cost of automotive leasing revenue. For the years ended December 31, 2023, 2022 and 2021, we recognized $1.86 billion, $1.75 billion and $1.25 billion of direct vehicle leasing revenue, respectively. As of December 31, 2023 and 2022, we had deferred $458 million and $407 million, respectively, of lease-related upfront payments, which will be recognized on a straight-line basis over the contractual terms of the individual leases.
Our policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.
Direct Sales-Type Leasing Program
We have outstanding direct leases and vehicles financed by us under loan arrangements accounted for as sales-type leases under ASC 842, Leases (“ASC 842”), in certain countries in Asia and Europe. Depending on the specific program, customers may or may not have a right to return the vehicle to us during or at the end of the lease term. If the customer does not have a right to return, the customer will take title to the vehicle at the end of the lease term after making all contractual payments. Under the programs for which there is a right to return, the purchase option is reasonably certain to be exercised by the lessee and we therefore expect the customer to take title to the vehicle at the end of the lease term after making all contractual payments. Our arrangements under these programs can have terms for up to 72 months. We recognize all revenue and costs associated with the sales-type lease as automotive leasing revenue and automotive leasing cost of revenue, respectively, upon delivery of the vehicle to the customer. Interest income based on the implicit rate in the lease is recorded to automotive leasing revenue over time as customers are invoiced on a monthly basis. For the years ended December 31, 2023, 2022 and 2021, we recognized $215 million, $683 million and $369 million, respectively, of sales-type leasing revenue and $164 million, $427 million and $234 million, respectively, of sales-type leasing cost of revenue.
Services and Other Revenue
Services and other revenue consists of sales of used vehicles, non-warranty after-sales vehicle services, body shop and parts, paid Supercharging, vehicle insurance revenue and retail merchandise.
Revenues related to repair, maintenance and vehicle insurance services are recognized over time as services are provided and extended service plans are recognized over the performance period of the service contract as the obligation represents a stand-ready obligation to the customer. We sell used vehicles, services, service plans, vehicle components and merchandise separately and thus use standalone selling prices as the basis for revenue allocation to the extent that these items are sold in transactions with other performance obligations. Payment for used vehicles, services, vehicle components, and merchandise are typically received at the point when control transfers to the customer or in accordance with payment terms customary to the business. Payments received for prepaid plans are refundable upon customer cancellation of the related contracts and are included within Customer deposits on the consolidated balance sheets. We record in Deferred revenue any non-refundable prepayment amounts that are collected from customers and unearned insurance premiums, which is recognized as revenue ratably over the respective customer contract term. Deferred revenue excluding unearned insurance premiums was immaterial as of December 31, 2023 and 2022.

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
For large commercial and utility grade energy storage system sales which consist of the engineering, design and installation of the system, customers make milestone payments that are consistent with contract-specific phases of a project. Revenue from such contracts is recognized over time using the percentage of completion method based on cost incurred as a percentage of total estimated contract costs for energy storage system sales.
In instances where there are multiple performance obligations in a single contract, we allocate the consideration to the various obligations in the contract based on the relative standalone selling price method. Standalone selling prices are estimated based on estimated costs plus margin or by using market data for comparable products. Costs to obtain a contract relate mainly to commissions paid to our sales personnel related to the sale of energy storage systems. As our contract costs related to energy storage system sales are typically fulfilled within one year, the costs to obtain a contract are expensed as incurred.
As part of our energy storage system contracts, we may provide the customer with performance guarantees that warrant that the underlying system will meet or exceed the minimum energy performance requirements specified in the contract. If an energy storage system does not meet the performance guarantee requirements, we may be required to pay liquidated damages. Other forms of variable consideration related to our large commercial and utility grade energy storage system contracts include variable customer payments that will be made based on our energy market participation activities. Such guarantees and variable customer payments represent a form of variable consideration and are estimated at contract inception at their most likely amount and updated at the end of each reporting period as additional performance data becomes available. Such estimates are included in the transaction price only to the extent that it is probable a significant reversal of revenue will not occur.
We record as deferred revenue any non-refundable amounts that are collected from customers related to fees charged for prepayments, which is recognized as revenue ratably over the respective customer contract term. As of December 31, 2023 and 2022, deferred revenue related to such customer payments amounted to $1.60 billion and $863 million, respectively, mainly due to contractual payment terms. Revenue recognized from the deferred revenue balance as of December 31, 2022 and 2021 was $571 million and $171 million for the years ended December 31, 2023 and 2022, respectively. We have elected the practical expedient to omit disclosure of the amount of the transaction price allocated to remaining performance obligations for energy generation and storage sales with an original expected contract length of one year or less and the amount that we have the right to invoice when that amount corresponds directly with the value of the performance to date. As of December 31, 2023, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $3.43 billion. Of this amount, we expect to recognize $1.05 billion in the next 12 months and the rest over the remaining performance obligation period.
We have been providing loans for financing our energy generation products in volume since fiscal year 2022. As of December 31, 2023 and 2022, we have recorded net financing receivables on the consolidated balance sheets, of which $31 million and $24 million, respectively, is recorded within Accounts receivable, net, for the current portion and $578 million and $387 million, respectively, is recorded within Other non-current assets for the long-term portion.

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
We record as deferred revenue any amounts that are collected from customers, including lease prepayments, in excess of revenue recognized, which is recognized as revenue ratably over the respective customer contract term. As of December 31, 2023 and 2022, deferred revenue related to such customer payments amounted to $181 million and $191 million, respectively. Deferred revenue also includes the portion of rebates and incentives received from utility companies and various local and state government agencies, which is recognized as revenue over the lease term. As of December 31, 2023 and 2022, deferred revenue from rebates and incentives was immaterial.
We capitalize initial direct costs from the execution of agreements for solar energy systems and PPAs, which include the referral fees and sales commissions, as an element of solar energy systems, net, and subsequently amortize these costs over the term of the related agreements.
Cost of Revenues
Automotive Segment
Automotive Sales
Cost of automotive sales revenue includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, vehicle connectivity costs, FSD Capability ongoing maintenance costs, allocations of electricity and infrastructure costs related to our Supercharger network and reserves for estimated warranty expenses. Cost of automotive sales revenues also includes adjustments to warranty expense and charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand. Additionally, cost of automotive sales revenue benefits from manufacturing credits earned.
Automotive Leasing
Cost of automotive leasing revenue includes the depreciation of operating lease vehicles, cost of goods sold associated with direct sales-type leases and warranty expense related to leased vehicles.
Services and Other
Costs of services and other revenue includes cost of used vehicles including refurbishment costs, costs associated with providing non-warranty after-sales services, costs associated with our body shops and part sales, costs of paid Supercharging, costs to provide vehicle insurance and costs for retail merchandise.
Energy Generation and Storage Segment
Energy Generation and Storage
Cost of energy generation and storage revenue includes direct and indirect material and labor costs, overhead costs, freight, warranty expense, and amortization of certain acquired intangible assets. Cost of energy generation and storage revenue also includes charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand. Additionally, cost of energy generation and storage revenue benefits from manufacturing credits earned. In agreements for solar energy systems and PPAs where we are the lessor, the cost of revenue is primarily comprised of depreciation of the cost of leased solar energy systems, maintenance costs associated with those systems and amortization of any initial direct costs.

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
We monitor the realizability of our deferred tax assets taking into account all relevant factors at each reporting period. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets that are not more likely than not to be realized. In completing our assessment of realizability of our deferred tax assets, we consider our history of income (loss) measured at pre-tax income (loss) adjusted for permanent book-tax differences on a jurisdictional basis, volatility in actual earnings, excess tax benefits related to stock-based compensation in recent prior years, and impacts of the timing of reversal of existing temporary differences. We also rely on our assessment of the Company’s projected future results of business operations, including uncertainty in future operating results relative to historical results, volatility in the market price of our common stock and its performance over time, variable macroeconomic conditions impacting our ability to forecast future taxable income, and changes in business that may affect the existence and magnitude of future taxable income. Our valuation allowance assessment is based on our best estimate of future results considering all available information.
We record liabilities related to uncertain tax positions when, despite our belief that our tax return positions are supportable, we believe that it is more likely than not that those positions may not be fully sustained upon review by tax authorities. Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense.
The Tax Cuts and Jobs Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. Under GAAP, we can make an accounting policy election to either treat taxes due on the GILTI inclusion as a current period expense or factor such amounts into our measurement of deferred taxes. We elected the deferred method, under which we recorded the corresponding deferred tax assets and liabilities in our consolidated balance sheets.
Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized net gains and losses on investments that have been excluded from the determination of net income.
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
Noncontrolling Interests and Redeemable Noncontrolling Interests
Noncontrolling interests and redeemable noncontrolling interests represent third-party interests in the net assets under certain funding arrangements, or funds, that we have entered into to finance the costs of solar energy systems and vehicles under operating leases. We have determined that the contractual provisions of the funds represent substantive profit-sharing arrangements. We have further determined that the methodology for calculating the noncontrolling interest and redeemable noncontrolling interest balances that reflects the substantive profit-sharing arrangements is a balance sheet approach using the hypothetical liquidation at book value (“HLBV”) method. We, therefore, determine the amount of the noncontrolling interests and redeemable noncontrolling interests in the net assets of the funds at each balance sheet date using the HLBV method, which is presented on the consolidated balance sheet as noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries. Under the HLBV method, the amounts reported as noncontrolling interests and redeemable noncontrolling interests in the consolidated balance sheet represent the amounts the third parties would hypothetically receive at each balance sheet date under the liquidation provisions of the funds, assuming the net assets of the funds were liquidated at their recorded amounts determined in accordance with GAAP and with tax laws effective at the balance sheet date and distributed to the third parties. The third parties’ interests in the results of operations of the funds are determined as the difference in the noncontrolling interest and redeemable noncontrolling interest balances in the consolidated balance sheets between the start and end of each reporting period, after taking into account any capital transactions between the funds and the third parties. However, the redeemable noncontrolling interest balance is at least equal to the redemption amount. The redeemable noncontrolling interest balance is presented as temporary equity in the mezzanine section of the consolidated balance sheet since these third parties have the right to redeem their interests in the funds for cash or other assets. For certain funds, there have been significant fluctuations in net (loss) income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries due to changes in the liquidation provisions as time-based milestones have been reached.
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
The following table presents the reconciliation of net income attributable to common stockholders to net income used in computing basic and diluted net income per share of common stock (in millions):

	Year Ended December 31,
	2023	2022	2021
Net income attributable to common stockholders	$14,997	$12,556	$5,519
Less: Buy-out of noncontrolling interest	(2)	(27)	(5)
Net income used in computing basic net income per share of common stock	14,999	12,583	5,524
Less: Dilutive convertible debt	—	(1)	(9)
Net income used in computing diluted net income per share of common stock	$14,999	$12,584	$5,533

The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income per share of common stock attributable to common stockholders (in millions):

	Year Ended December 31,
	2023	2022	2021
Weighted average shares used in computing net income per share of common stock, basic	3,174	3,130	2,959
Add:
Stock-based awards	298	310	292
Convertible senior notes	2	3	29
Warrants	11	32	106
Weighted average shares used in computing net income per share of common stock, diluted	3,485	3,475	3,386
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common stock attributable to common stockholders, because their effect was anti-dilutive (in millions):

	Year Ended December 31,
	2023	2022	2021
Stock-based awards	12	4	1
Business Combinations
We account for business acquisitions under ASC 805, Business Combinations. The total purchase consideration for an acquisition is measured as the fair value of the assets given, equity instruments issued and liabilities assumed at the acquisition date. Costs that are directly attributable to the acquisition are expensed as incurred. Identifiable assets (including intangible assets), liabilities assumed (including contingent liabilities) and noncontrolling interests in an acquisition are measured initially at their fair values at the acquisition date. We recognize goodwill if the fair value of the total purchase consideration and any noncontrolling interests is in excess of the net fair value of the identifiable assets acquired and the liabilities assumed. We recognize a bargain purchase gain within Other income (expense), net, in the consolidated statement of operations if the net fair value of the identifiable assets acquired and the liabilities assumed is in excess of the fair value of the total purchase consideration and any noncontrolling interests. We include the results of operations of the acquired business in the consolidated financial statements beginning on the acquisition date.
Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered cash equivalents. Our cash equivalents are primarily comprised of U.S. government securities, money market funds and commercial paper.
Restricted Cash
We maintain certain cash balances restricted as to withdrawal or use. Our restricted cash is comprised primarily of cash held to service certain payments under various secured debt facilities. In addition, restricted cash includes cash held as collateral for sales to lease partners with a resale value guarantee, letters of credit, real estate leases and deposits held for our insurance services. We record restricted cash as other assets in the consolidated balance sheets and determine current or non-current classification based on the expected duration of the restriction.

Our total cash and cash equivalents and restricted cash, as presented in the consolidated statements of cash flows, was as follows (in millions):

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$16,398	$16,253	$17,576
Restricted cash included in prepaid expenses and other current assets	543	294	345
Restricted cash included in other non-current assets	248	377	223
Total as presented in the consolidated statements of cash flows	$17,189	$16,924	$18,144
Investments
Investments may be comprised of a combination of marketable securities, including U.S. government securities, corporate debt securities, commercial paper, time deposits, and certain certificates of deposit, which are all designated as available-for-sale and reported at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive income which is included within stockholders’ equity. Available-for-sale marketable securities with maturities greater than three months at the date of purchase are included in short-term investments in our consolidated balance sheets. Interest, dividends, amortization and accretion of purchase premiums and discounts on these investments are included within Interest income in our consolidated statements of operations.
The cost of available-for-sale investments sold is based on the specific identification method. Realized gains and losses on the sale of available-for-sale investments are recorded in Other income (expense), net.
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
Depending on the day of the week on which the end of a fiscal quarter falls, our accounts receivable balance may fluctuate as we are waiting for certain customer payments to clear through our banking institutions and receipts of payments from our financing partners, which can take up to approximately two weeks based on the contractual payment terms with such partners. Our accounts receivable balances associated with our sales of regulatory credits are dependent on contractual payment terms. Additionally, government rebates can take up to a year or more to be collected depending on the customary processing timelines of the specific jurisdictions issuing them. These various factors may have a significant impact on our accounts receivable balance from period to period. As of December 31, 2023 and 2022, we had $207 million and $753 million, respectively, of long-term government rebates receivable in Other non-current assets in our consolidated balance sheets.
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

After origination, we review the credit quality of retail financing based on customer payment activity and aging analysis. For all financing receivables, we define “past due” as any payment, including principal and interest, which is at least 31 days past the contractual due date. As of December 31, 2023 and 2022, the vast majority of our financing receivables were at current status with only an immaterial balance being past due. As of December 31, 2023, the majority of our financing receivables, excluding MyPower notes receivable, were originated in 2023 and 2022, and as of December 31, 2022, the majority of our financing receivables, excluding MyPower notes receivable, were originated in 2022.
We have customer notes receivable under the legacy MyPower loan program, which provided residential customers with the option to finance the purchase of a solar energy system through a 30-year loan and were all originated prior to year 2018. The outstanding balances, net of any allowance for expected credit losses, are presented on the consolidated balance sheets as a component of Prepaid expenses and other current assets for the current portion and as Other non-current assets for the long-term portion. As of December 31, 2023 and 2022, the total outstanding balance of MyPower customer notes receivable, net of allowance for expected credit losses, was $266 million and $280 million, respectively, of which $5 million and $7 million were due in the next 12 months as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the allowance for expected credit losses was $36 million and $37 million, respectively.
Concentration of Risk
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, investments, restricted cash, accounts receivable and other finance receivables. Our cash and investments balances are primarily on deposit at high credit quality financial institutions or invested in money market funds. These deposits are typically in excess of insured limits. As of December 31, 2023 and 2022, no entity represented 10% or more of our total receivables balance.
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
Operating Lease Vehicles
Vehicles that are leased as part of our direct vehicle leasing program are classified as operating lease vehicles at cost less accumulated depreciation. We generally depreciate their cost, less residual value, using the straight-line-method to cost of automotive leasing revenue over the contractual period. The gross cost of operating lease vehicles as of December 31, 2023 and 2022 was $7.36 billion and $6.08 billion, respectively. Operating lease vehicles on the consolidated balance sheets are presented net of accumulated depreciation of $1.38 billion and $1.04 billion as of December 31, 2023 and 2022, respectively.

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
Long-Lived Assets Including Acquired Intangible Assets
We review our property, plant and equipment, solar energy systems, long-term prepayments and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. We measure recoverability by comparing the carrying amount to the future undiscounted cash flows that the asset is expected to generate. If the asset is not recoverable, its carrying amount would be adjusted down to its fair value. For the years ended December 31, 2023, 2022 and 2021, we have recognized no material impairments of our long-lived assets.
Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from seven to thirty years.
Goodwill
We assess goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. For the years ended December 31, 2023, 2022, and 2021, we did not recognize any impairment of goodwill.
Capitalization of Software Costs
We capitalize costs incurred in the development of internal use software, during the application development stage to Property, plant and equipment, net on the consolidated balance sheets. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Such costs are amortized on a straight-line basis over their estimated useful life of three to five years.
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
We evaluate the useful lives of these assets on an annual basis, and we test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For the years ended December 31, 2023, 2022, and 2021, we have recognized no impairments of capitalized software costs.
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
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency of the respective subsidiary. Transaction gains and losses are recognized in Other income (expense), net, in the consolidated statements of operations. For the years ended December 31, 2023, 2022 and 2021, we recorded a net foreign currency transaction gain of $122 million, loss of $89 million and gain of $97 million, respectively.

Warranties
We provide a manufacturer’s warranty on all new and used vehicles and a warranty on the installation and components of the energy generation and storage systems we sell for periods typically between 10 to 25 years. We accrue a warranty reserve for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected warranty experience may cause material changes to the warranty reserve in the future. The warranty reserve does not include projected warranty costs associated with our vehicles subject to operating lease accounting and our solar energy systems under lease contracts or PPAs, as the costs to repair these warranty claims are expensed as incurred. The portion of the warranty reserve expected to be incurred within the next 12 months is included within Accrued liabilities and other, while the remaining balance is included within Other long-term liabilities on the consolidated balance sheets. For liabilities that we are entitled to receive indemnification from our suppliers, we record receivables for the contractually obligated amounts on the consolidated balance sheets as a component of Prepaid expenses and other current assets for the current portion and as Other non-current assets for the long-term portion. Warranty expense is recorded as a component of Cost of revenues in the consolidated statements of operations. Due to the magnitude of our automotive business, our accrued warranty balance is primarily related to our automotive segment. Accrued warranty activity consisted of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
Accrued warranty—beginning of period	$3,505	$2,101	$1,468
Warranty costs incurred	(1,225)	(803)	(525)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	539	522	102
Provision for warranty	2,333	1,685	1,056
Accrued warranty—end of period	$5,152	$3,505	$2,101
Customer Deposits
Customer deposits primarily consist of refundable cash payments from customers at the time they place an order or reservation for a vehicle or an energy product and any additional payments up to the point of delivery or the completion of installation. Customer deposits also include prepayments on contracts that can be cancelled without significant penalties, such as vehicle maintenance plans. Customer deposits are included in Accrued liabilities and other on the consolidated balance sheets until refunded, forfeited or applied towards the customer’s purchase balance.
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
The IRA Incentives
On August 16, 2022, the IRA was enacted into law and is effective for taxable years beginning after December 31, 2022. The IRA includes multiple incentives to promote clean energy, electric vehicles, battery and energy storage manufacture or purchase, in addition to a new corporate alternative minimum tax of 15% on adjusted financial statement income of corporations with profits greater than $1 billion. Some of these measures are expected to materially affect our consolidated financial statements. For the year ended December 31, 2023, the impact from our IRA incentive was primarily a reduction of our material costs in our consolidated statement of operations. We will continue to evaluate the effects of the IRA as more guidance is issued and the relevant implications to our consolidated financial statements.

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
Gigafactory Shanghai—Land Use Rights and Economic Benefits
We have an agreement with the local government of Shanghai for land use rights at Gigafactory Shanghai. Under the terms of the arrangement, we are required to meet a cumulative capital expenditure target and an annual tax revenue target starting at the end of 2023. In addition, the Shanghai government has granted to our Gigafactory Shanghai subsidiary certain incentives to be used in connection with eligible capital investments at Gigafactory Shanghai (refer to Note 15, Commitments and Contingencies). For the year ended December 31, 2022, we received grant funding of $76 million. These incentives offset the related costs of our facilities and are recorded as a reduction of the cost of the capital investment within the Property, plant and equipment, net line item in our consolidated balance sheets. The incentive therefore reduces the depreciation expense over the useful lives of the related equipment.
Nevada Tax Incentives
In connection with the construction of Gigafactory Nevada, we entered into agreements with the State of Nevada and Storey County in Nevada that provide abatements for specified taxes, discounts to the base tariff energy rates and transferable tax credits of up to $195 million in consideration of capital investment and hiring targets that were met at Gigafactory Nevada.
Gigafactory Texas Tax Incentives
In connection with the construction of Gigafactory Texas, we entered into a 20-year agreement with Travis County in Texas pursuant to which we would receive grant funding equal to 70-80% of property taxes paid by us to Travis County and a separate 10-year agreement with the Del Valle Independent School District in Texas pursuant to which a portion of the taxable value of our property would be capped at a specified amount, in each case subject to our meeting certain minimum economic development metrics through our construction and operations at Gigafactory Texas. This incentive is recorded as a reduction of the related expenses within the Cost of automotive revenues and operating expense line items of our consolidated statements of operations. As of December 31, 2023, the grant funding related to property taxes paid were immaterial.
Defined Contribution Plan
We have a 401(k) savings plan in the U.S. that is intended to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code and a number of savings plans internationally. Under the 401(k) savings plan, participating employees may elect to contribute up to 90% of their eligible compensation, subject to certain limitations. Beginning in January 2022, we began to match 50% of each employee’s contributions up to a maximum of 6% (capped at $3,000) of the employee’s eligible compensation, vested upon one year of service. During the years ended December 31, 2023 and 2022, we recognized $99 million and $91 million, respectively, of expenses related to employer contributions for the 401(k) savings plan.

Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.
In December 2023, the FASB issued ASU No. 2023-08, Accounting for and Disclosure of Crypto Assets (Subtopic 350-60). This ASU requires certain crypto assets to be measured at fair value separately in the balance sheet and income statement each reporting period. This ASU also enhances the other intangible asset disclosure requirements by requiring the name, cost basis, fair value, and number of units for each significant crypto holding. The ASU is effective for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. Adoption of the ASU requires a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which an entity adopts the amendments. Early adoption is also permitted, including adoption in an interim period. However, if the ASU is early adopted in an interim period, an entity must adopt the ASU as of the beginning of the fiscal year that includes the interim period. This ASU will result in gains and losses recorded in the consolidated financial statements of operations and additional disclosures when adopted. We are currently evaluating the adoption of this ASU and it will affect the carrying value of our crypto assets held and the gains and losses relating thereto, once adopted.
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted.
Recently adopted accounting pronouncements
In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. We adopted this ASU prospectively on January 1, 2023. This ASU has not and is currently not expected to have a material impact on our consolidated financial statements.
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
On January 1, 2021, we adopted the ASU using the modified retrospective method. We recognized a favorable $211 million cumulative effect of initially applying the ASU as an adjustment to the January 1, 2021 opening balance of accumulated deficit. Due to the recombination of the equity conversion component of our convertible debt remaining outstanding, additional paid in capital was reduced by $474 million and convertible senior notes (mezzanine equity) was reduced by $51 million. The removal of the remaining debt discounts recorded for this previous separation had the effect of increasing our net debt balance by $269 million and we reduced property, plant and equipment by $45 million related to previously capitalized interest. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.
Note 3 – Digital Assets, Net
During the years ended December 31, 2023 and 2022, we purchased and/or received immaterial amounts of digital assets. During the year ended December 31, 2023, we recorded an immaterial amount of impairment losses on digital assets. During the year ended December 31, 2022, we recorded $204 million of impairment losses on digital assets and realized gains of $64 million in connection with converting our holdings of digital assets into fiat currency. The gains are presented net of impairment losses in Restructuring and other in the consolidated statements of operations. As of December 31, 2023 and 2022, the carrying value of our digital assets held reflects cumulative impairment of $204 million.
Note 4 – Goodwill and Intangible Assets
Goodwill increased $59 million within the automotive segment from $194 million as of December 31, 2022 to $253 million as of December 31, 2023 primarily from a business combination, net of the impact of a divestiture. There were no accumulated impairment losses as of December 31, 2023 and 2022.
The net carrying value of our intangible assets decreased from $215 million as of December 31, 2022 to $178 million as of December 31, 2023 mainly from amortization.
Note 5 – Fair Value of Financial Instruments
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

	December 31, 2023				December 31, 2022
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$109	$109	$—	$—	$2,188	$2,188	$—	$—
U.S. government securities	5,136	—	5,136	—	894	—	894	—
Corporate debt securities	480	—	480	—	885	—	885	—
Certificates of deposit and time deposits	6,996	—	6,996	—	4,253	—	4,253	—
Commercial paper	470	—	470	—	—	—	—	—
Total	$13,191	$109	$13,082	$—	$8,220	$2,188	$6,032	$—
All of our money market funds were classified within Level I of the fair value hierarchy because they were valued using quoted prices in active markets. Our U.S. government securities, certificates of deposit, commercial paper, time deposits and corporate debt securities are classified within Level II of the fair value hierarchy and the market approach was used to determine fair value of these investments.
Our cash, cash equivalents and investments classified by security type as of December 31, 2023 and 2022 consisted of the following (in millions):

	December 31, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$15,903	$—	$—	$15,903	$15,903	$—
Money market funds	109	—	—	109	109	—
U.S. government securities	5,136	1	(1)	5,136	277	4,859
Corporate debt securities	485	1	(6)	480	—	480
Certificates of deposit and time deposits	6,995	1	—	6,996	—	6,996
Commercial paper	470	—	—	470	109	361
Total cash, cash equivalents and short-term investments	$29,098	$3	$(7)	$29,094	$16,398	$12,696

	December 31, 2022
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$13,965	$—	$—	$13,965	$13,965	$—
Money market funds	2,188	—	—	2,188	2,188	—
U.S. government securities	897	—	(3)	894	—	894
Corporate debt securities	907	—	(22)	885	—	885
Certificates of deposit and time deposits	4,252	1	—	4,253	100	4,153
Total cash, cash equivalents and short-term investments	$22,209	$1	$(25)	$22,185	$16,253	$5,932
We record gross realized gains, losses and credit losses as a component of Other income (expense), net in the consolidated statements of operations. For the years ended December 31, 2023 and 2022, we did not recognize any material gross realized gains, losses or credit losses. The ending allowance balances for credit losses were immaterial as of December 31, 2023 and 2022. We have determined that the gross unrealized losses on our investments as of December 31, 2023 and 2022 were temporary in nature.

The following table summarizes the fair value of our investments by stated contractual maturities as of December 31, 2023 (in millions):

Due in 1 year or less	$12,374
Due in 1 year through 5 years	297
Due in 5 years through 10 years	25
Total	$12,696
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
We estimate the fair value of the 2024 Notes using commonly accepted valuation methodologies and market-based risk measurements that are indirectly observable, such as credit risk (Level II). In addition, we estimate the fair values of our digital assets based on quoted prices in active markets (Level I). The following table presents the estimated fair values and the carrying values (in millions):

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Notes	$37	$443	$37	$223
Digital assets, net	$184	$487	$184	$191
Note 6 – Inventory
Our inventory consisted of the following (in millions):

	December 31, 2023	December 31, 2022
Raw materials	$5,390	$6,137
Work in process	2,016	2,385
Finished goods (1)	5,049	3,475
Service parts	1,171	842
Total	$13,626	$12,839
(1)Finished goods inventory includes products in transit to fulfill customer orders, new vehicles available for sale, used vehicles and energy products available for sale.
We write-down inventory for any excess or obsolete inventories or when we believe that the net realizable value of inventories is less than the carrying value. During the years ended December 31, 2023, 2022 and 2021 we recorded write-downs of $233 million, $144 million and $106 million, respectively, in Cost of revenues in the consolidated statements of operations.

Note 7 – Solar Energy Systems, Net
Our solar energy systems, net, consisted of the following (in millions):

	December 31, 2023	December 31, 2022
Solar energy systems in service	$6,755	$6,785
Initial direct costs related to customer solar energy system lease acquisition costs	104	104
	6,859	6,889
Less: accumulated depreciation and amortization (1)	(1,643)	(1,418)
	5,216	5,471
Solar energy systems under construction	1	2
Solar energy systems pending interconnection	12	16
Solar energy systems, net (2)	$5,229	$5,489
(1)Depreciation and amortization expense during the years ended December 31, 2023, 2022 and 2021 was $235 million, $235 million and $236 million, respectively.
(2)As of December 31, 2023 and 2022, there were $740 million and $802 million, respectively, of gross solar energy systems under lease pass-through fund arrangements with accumulated depreciation of $157 million and $148 million, respectively.
Note 8 – Property, Plant and Equipment, Net
Our property, plant and equipment, net, consisted of the following (in millions):

	December 31, 2023	December 31, 2022
Machinery, equipment, vehicles and office furniture	$16,372	$13,558
Tooling	3,147	2,579
Leasehold improvements	3,168	2,366
Land and buildings	9,505	7,751
Computer equipment, hardware and software	3,799	2,072
Construction in progress	5,791	4,263
	41,782	32,589
Less: Accumulated depreciation	(12,057)	(9,041)
Total	$29,725	$23,548
Construction in progress is primarily comprised of ongoing construction and expansion of our facilities, and equipment and tooling related to the manufacturing of our products. Completed assets are transferred to their respective asset classes and depreciation begins when an asset is ready for its intended use.
Depreciation expense during the years ended December 31, 2023, 2022 and 2021 was $3.33 billion, $2.42 billion and $1.91 billion, respectively.
Panasonic has partnered with us on Gigafactory Nevada with investments in the production equipment that it uses to manufacture and supply us with battery cells. Under our arrangement with Panasonic, we plan to purchase the full output from their production equipment at negotiated prices. As the terms of the arrangement convey a finance lease under ASC 842, we account for their production equipment as leased assets when production commences. We account for each lease and any non-lease components associated with that lease as a single lease component for all asset classes, except production equipment classes embedded in supply agreements. This results in us recording the cost of their production equipment within Property, plant and equipment, net, on the consolidated balance sheets with a corresponding liability recorded to debt and finance leases. Depreciation on Panasonic production equipment is computed using the units-of-production method whereby capitalized costs are amortized over the total estimated productive life of the respective assets. As of December 31, 2023 and 2022, we had cumulatively capitalized gross costs of $2.02 billion and $2.01 billion, respectively, on the consolidated balance sheets in relation to the production equipment under our Panasonic arrangement.

Note 9 – Accrued Liabilities and Other
Our accrued liabilities and other current liabilities consisted of the following (in millions):

	December 31, 2023	December 31, 2022
Accrued purchases (1)	$2,721	$2,747
Accrued warranty reserve, current portion	1,546	1,025
Payroll and related costs	1,325	1,026
Taxes payable (2)	1,204	1,235
Customer deposits	876	1,063
Operating lease liabilities, current portion	672	485
Sales return reserve, current portion	219	270
Other current liabilities	517	354
Total	$9,080	$8,205
(1)Accrued purchases primarily reflects receipts of goods and services for which we had not yet been invoiced. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.
(2)Taxes payable includes value added tax, income tax, sales tax, property tax and use tax payables.
Note 10 – Other Long-Term Liabilities
Our other long-term liabilities consisted of the following (in millions):

	December 31, 2023	December 31, 2022
Operating lease liabilities	$3,671	$2,164
Accrued warranty reserve	3,606	2,480
Other non-current liabilities	876	686
Total other long-term liabilities	$8,153	$5,330
Note 11 – Debt
The following is a summary of our debt and finance leases as of December 31, 2023 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Unused Committed Amount (1)	Contractual Interest Rates	Contractual Maturity Date
	Current	Long-Term
Recourse debt:
2024 Notes	$37	$—	$37	$—	2.00%	May 2024
RCF Credit Agreement	—	—	—	5,000	Not applicable	January 2028
Solar Bonds	—	7	7	—	4.70-5.75%	March 2025 - January 2031
Other	—	—	—	28	Not applicable	December 2026
Total recourse debt	37	7	44	5,028
Non-recourse debt:
Automotive Asset-backed Notes	1,906	2,337	4,259	—	0.60-6.57%	July 2024-May 2031
Solar Asset-backed Notes	4	8	13	—	4.80%	December 2026
Cash Equity Debt	28	330	367	—	5.25-5.81%	July 2033-January 2035
Total non-recourse debt	1,938	2,675	4,639	—
Total debt	1,975	2,682	$4,683	$5,028
Finance leases	398	175
Total debt and finance leases	$2,373	$2,857

The following is a summary of our debt and finance leases as of December 31, 2022 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Unused Committed Amount (2)	Contractual Interest Rates	Contractual Maturity Date
	Current	Long-Term
Recourse debt:
2024 Notes	$—	$37	$37	$—	2.00%	May 2024
Credit Agreement	—	—	—	2,266	Not applicable	July 2023
Solar Bonds	—	7	7	—	4.70-5.75%	March 2025 - January 2031
Total recourse debt	—	44	44	2,266
Non-recourse debt:
Automotive Asset-backed Notes	984	613	1,603	—	0.36-4.64%	December 2023-September 2025
Solar Asset-backed Notes	4	13	17	—	4.80%	December 2026
Cash Equity Debt	28	359	397	—	5.25-5.81%	July 2033-January 2035
Automotive Lease-backed Credit Facilities	—	—	—	151	Not applicable	September 2024
Total non-recourse debt	1,016	985	2,017	151
Total debt	1,016	1,029	$2,061	$2,417
Finance leases	486	568
Total debt and finance leases	$1,502	$1,597
(1)There are no restrictions on draw-down or use for general corporate purposes with respect to any available committed funds under our RCF Credit Agreement, except certain specified conditions prior to draw-down. Refer to the section below for the terms of the facility.
(2)There were no restrictions on draw-down or use for general corporate purposes with respect to any available committed funds under our credit facilities, except certain specified conditions prior to draw-down, including pledging to our lenders sufficient amounts of qualified receivables, inventories, leased vehicles and our interests in those leases or various other assets as described below.
Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to debt discounts or deferred issuance costs. As of December 31, 2023, we were in material compliance with all financial debt covenants.
2024 Notes
The closing price of our common stock continued to exceed 130% of the applicable conversion price of our 2024 Notes on at least 20 of the last 30 consecutive trading days of each quarter in 2023, causing the 2024 Notes to be convertible by their holders in the subsequent quarter. As of December 31, 2023, the if-converted value of the notes exceeds the outstanding principal amount by $406 million. Upon conversion, the 2024 Notes will be settled in cash, shares of our common stock or a combination thereof, at our election.
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
In January 2023, we entered into a 5-year senior unsecured revolving credit facility (the “RCF Credit Agreement”) with a syndicate of banks to replace the existing Credit Agreement, which was terminated. The RCF Credit Agreement contains two optional one-year extensions and has a total commitment of up to $5.00 billion, which could be increased up to $7.00 billion under certain circumstances. The underlying borrowings may be used for general corporate purposes. Borrowed funds accrue interest at a variable rate equal to: (i) for dollar-denominated loans, at our election, (a) Term SOFR (the forward-looking secured overnight financing rate) plus 0.10%, or (b) an alternate base rate; (ii) for loans denominated in pounds sterling, SONIA (the sterling overnight index average reference rate); or (iii) for loans denominated in euros, an adjusted EURIBOR (euro interbank offered rate); in each case, plus an applicable margin. The applicable margin will be based on the rating assigned to our senior, unsecured long-term indebtedness (the “Credit Rating”) from time to time. The fee for undrawn amounts is variable based on the Credit Rating and is currently 0.125% per annum.

Automotive Asset-backed Notes
From time to time, we transfer receivables and/or beneficial interests related to certain vehicles (either leased or financed) into special purpose entities (“SPEs”) and issue Automotive Asset-backed Notes, backed by these automotive assets to investors. The SPEs are consolidated in the financial statements. The cash flows generated by these automotive assets are used to service the principal and interest payments on the Automotive Asset-backed Notes and satisfy the SPEs’ expenses, and any remaining cash is distributed to the owners of the SPEs. We recognize revenue earned from the associated customer lease or financing contracts in accordance with our revenue recognition policy. The SPEs’ assets and cash flows are not available to our other creditors, and the creditors of the SPEs, including the Automotive Asset-backed Note holders, have no recourse to our other assets.
In 2023, we transferred beneficial interests related to certain leased vehicles and financing receivables into SPEs and issued $3.93 billion in aggregate principal amount of Automotive Asset-backed Notes, with terms similar to our other previously issued Automotive Asset-backed Notes. The proceeds from the issuance, net of debt issuance costs, were $3.92 billion.
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
Pledged Assets
As of December 31, 2023 and 2022, we had pledged or restricted $4.64 billion and $2.02 billion of our assets (consisting principally of operating lease vehicles, financing receivables, restricted cash, and equity interests in certain SPEs) as collateral for our outstanding debt.
Schedule of Principal Maturities of Debt
The future scheduled principal maturities of debt as of December 31, 2023 were as follows (in millions):

	Recourse debt	Non-recourse debt	Total
2024	$37	$1,941	$1,978
2025	4	1,663	1,667
2026	—	494	494
2027	—	276	276
2028	—	44	44
Thereafter	3	221	224
Total	$44	$4,639	$4,683
Note 12 – Leases
We have entered into various operating and finance lease agreements for certain of our offices, manufacturing and warehouse facilities, retail and service locations, data centers, equipment, vehicles, and solar energy systems, worldwide. We determine if an arrangement is a lease, or contains a lease, at inception and record the leases in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor.
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
The balances for the operating and finance leases where we are the lessee are presented as follows (in millions) within our consolidated balance sheets:

	December 31, 2023	December 31, 2022
Operating leases:
Operating lease right-of-use assets	$4,180	$2,563

Accrued liabilities and other	$672	$485
Other long-term liabilities	3,671	2,164
Total operating lease liabilities	$4,343	$2,649

Finance leases:
Solar energy systems, net	$23	$25
Property, plant and equipment, net	601	1,094
Total finance lease assets	$624	$1,119

Current portion of long-term debt and finance leases	$398	$486
Long-term debt and finance leases, net of current portion	175	568
Total finance lease liabilities	$573	$1,054

The components of lease expense are as follows (in millions) within our consolidated statements of operations:

	Year Ended December 31,
	2023	2022	2021
Operating lease expense:
Operating lease expense (1)	$1,153	$798	$627

Finance lease expense:
Amortization of leased assets	$506	$493	$415
Interest on lease liabilities	45	72	89
Total finance lease expense	$551	$565	$504

Total lease expense	$1,704	$1,363	$1,131
(1)Includes short-term leases and variable lease costs, which are immaterial.
Other information related to leases where we are the lessee is as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term:
Operating leases	7.4 years	6.4 years
Finance leases	2.3 years	3.1 years

Weighted-average discount rate:
Operating leases	5.6%	5.3%
Finance leases	5.5%	5.7%
Supplemental cash flow information related to leases where we are the lessee is as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,084	$754	$616
Operating cash outflows from finance leases (interest payments)	$47	$75	$89
Leased assets obtained in exchange for finance lease liabilities	$10	$58	$486
Leased assets obtained in exchange for operating lease liabilities	$2,170	$1,059	$818

As of December 31, 2023, the maturities of our operating and finance lease liabilities (excluding short-term leases) are as follows (in millions):

	Operating Leases	Finance Leases
2024	$892	$418
2025	831	81
2026	706	57
2027	603	38
2028	508	2
Thereafter	1,820	4
Total minimum lease payments	5,360	600
Less: Interest	1,017	27
Present value of lease obligations	4,343	573
Less: Current portion	672	398
Long-term portion of lease obligations	$3,671	$175
As of December 31, 2023, we have excluded from the table above additional operating leases that have not yet commenced with aggregate rent payments of $1.53 billion. These operating leases will commence between fiscal year 2024 and 2025 with lease terms of 2 years to 20 years.
Operating Lease and Sales-type Lease Receivables
We are the lessor of certain vehicle and solar energy system arrangements as described in Note 2, Summary of Significant Accounting Policies. As of December 31, 2023, maturities of our operating lease and sales-type lease receivables from customers for each of the next five years and thereafter were as follows (in millions):

	Operating Leases	Sales-type Leases
2024	$1,405	$227
2025	960	214
2026	461	210
2027	227	102
2028	197	25
Thereafter	1,492	2
Gross lease receivables	$4,742	$780
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

	December 31, 2023	December 31, 2022
Gross lease receivables	$780	$837
Unearned interest income	(78)	(95)
Allowance for expected credit losses	(6)	(4)
Net investment in sales-type leases	$696	$738

Reported as:
Prepaid expenses and other current assets	$189	$164
Other non-current assets	507	574
Net investment in sales-type leases	$696	$738
Lease Pass-Through Financing Obligation
As of December 31, 2023, we have five transactions referred to as “lease pass-through fund arrangements.” Under these arrangements, our wholly owned subsidiaries finance the cost of solar energy systems with investors through arrangements contractually structured as master leases for an initial term ranging between 10 and 25 years. These solar energy systems are subject to lease or PPAs with customers with an initial term not exceeding 25 years.
Under a lease pass-through fund arrangement, the investor makes a large upfront payment to the lessor, which is one of our subsidiaries, and in some cases, subsequent periodic payments. As of December 31, 2023, the future minimum master lease payments to be received from investors, for each of the next five years and thereafter, were as follows (in millions):

2024	$18
2025	27
2026	28
2027	29
2028	29
Thereafter	337
Total	$468
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
As of December 31, 2023, 131.1 million shares were reserved and available for issuance under the 2019 Plan.

The following table summarizes our stock option and RSU activity for the year ended December 31, 2023:

	Stock Options				RSUs
	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in billions)	Number of RSUs (in thousands)	Weighted- Average Grant Date Fair Value
Beginning of period	343,564	$30.65			21,333	$162.32
Granted	9,521	$226.50			11,743	$228.33
Exercised or released	(7,626)	$43.07			(11,085)	$116.47
Cancelled	(1,438)	$194.23			(2,903)	$192.22
End of period	344,021	$35.11	4.31	$73.57	19,088	$225.01
Vested and expected to vest, December 31, 2023	340,884	$33.38	4.27	$73.45	18,446	$225.76
Exercisable and vested, December 31, 2023	329,124	$27.07	4.11	$72.90
The weighted-average grant date fair value of RSUs granted in the years ended December 31, 2023, 2022 and 2021 was $228.33, $239.85 and $261.33, respectively. The aggregate release date fair value of RSUs in the years ended December 31, 2023, 2022 and 2021 was $2.50 billion, $4.32 billion and $5.70 billion, respectively.
The aggregate intrinsic value of options exercised in the years ended December 31, 2023, 2022, and 2021 was $1.33 billion, $1.90 billion and $26.88 billion, respectively. During the year ended December 31, 2021, our CEO exercised all of the remaining vested options from the 2012 CEO Performance Award, which amounted to an intrinsic value of $23.45 billion.
ESPP
Our employees are eligible to purchase our common stock through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The purchase price would be 85% of the lower of the fair market value on the first and last trading days of each six-month offering period. During the years ended December 31, 2023, 2022 and 2021, under the ESPP we issued 2.1 million, 1.4 million and 1.5 million shares, respectively. As of December 31, 2023, there were 97.8 million shares available for issuance under the ESPP.
Fair Value Assumptions
We use the fair value method in recognizing stock-based compensation expense. Under the fair value method, we estimate the fair value of each stock option award with service or service and performance conditions and the ESPP on the grant date generally using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model for stock options are as follows:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	3.90%	3.11%	0.66%
Expected term (in years)	4.5	4.1	4.3
Expected volatility	63%	63%	59%
Dividend yield	0.0%	0.0%	0.0%
Grant date fair value per share	$121.62	$114.51	$128.02
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

2018 CEO Performance Award
In March 2018, our stockholders approved the Board of Directors’ grant of 304.0 million stock option awards, as adjusted to give effect to the 2020 Stock Split and the 2022 Stock Split, to our CEO (the “2018 CEO Performance Award”). The 2018 CEO Performance Award consisted of 12 vesting tranches with a vesting schedule based entirely on the attainment of both operational milestones (performance conditions) and market conditions, assuming continued employment either as the CEO or as both Executive Chairman and Chief Product Officer and service through each vesting date. Each of the 12 vesting tranches of the 2018 CEO Performance Award vested upon certification by the Board of Directors that both (i) the market capitalization milestone for such tranche, which began at $100.0 billion for the first tranche and increases by increments of $50.0 billion thereafter (based on both a six calendar month trailing average and a 30 calendar day trailing average, counting only trading days), had been achieved, and (ii) any one of the following eight operational milestones focused on total revenue or any one of the eight operational milestones focused on Adjusted EBITDA had been achieved for the four consecutive fiscal quarters on an annualized basis and subsequently reported by us in our consolidated financial statements filed with our Forms 10-Q and/or 10-K. Adjusted EBITDA was defined as net income (loss) attributable to common stockholders before interest expense, provision (benefit) for income taxes, depreciation and amortization and stock-based compensation. Upon vesting and exercise, including the payment of the exercise price of $23.34 per share as adjusted to give effect to the 2020 Stock Split and the 2022 Stock Split, our CEO must hold shares that he acquires for five years post-exercise, other than a cashless exercise where shares are simultaneously sold to pay for the exercise price and any required tax withholding.
The achievement status of the operational milestones as of December 31, 2023 is provided below.

Total Annualized Revenue		Annualized Adjusted EBITDA
Milestone (in billions)	Achievement Status	Milestone (in billions)	Achievement Status
$20.0	Achieved	$1.5	Achieved
$35.0	Achieved	$3.0	Achieved
$55.0	Achieved	$4.5	Achieved
$75.0	Achieved	$6.0	Achieved
$100.0	-	$8.0	Achieved
$125.0	-	$10.0	Achieved
$150.0	-	$12.0	Achieved
$175.0	-	$14.0	Achieved
Stock-based compensation under the 2018 CEO Performance Award represented a non-cash expense and was recorded as a Selling, general, and administrative operating expense in our consolidated statements of operations. In each quarter since the grant of the 2018 CEO Performance Award, we had recognized expense, generally on a pro-rated basis, for only the number of tranches (up to the maximum of 12 tranches) that corresponded to the number of operational milestones that had been achieved or had been determined probable of being achieved in the future, in accordance with the following principles.
On the grant date, a Monte Carlo simulation was used to determine for each tranche (i) a fixed amount of expense for such tranche and (ii) the future time when the market capitalization milestone for such tranche was expected to be achieved, or its “expected market capitalization milestone achievement time.” Separately, based on a subjective assessment of our future financial performance each quarter, we determined whether it was probable that we would achieve each operational milestone that had not previously been achieved or deemed probable of achievement and if so, the future time when we expected to achieve that operational milestone, or its “expected operational milestone achievement time.”
As of December 31, 2022, all remaining unrecognized stock-based compensation expense under the 2018 CEO Performance Award had been recognized. For the years ended December 31, 2022 and 2021, we recorded stock-based compensation expense of $66 million and $910 million, respectively, related to the 2018 CEO Performance Award.

Other Performance-Based Grants
From time to time, the Compensation Committee of our Board of Directors grants certain employees performance-based RSUs and stock options.
As of December 31, 2023, we had unrecognized stock-based compensation expense of $655 million under these grants to purchase or receive an aggregate 5.3 million shares of our common stock. For awards probable of achievement, we estimate the unrecognized stock-based compensation expense of $110 million will be recognized over a weighted-average period of 4.0 years.
For the years ended December 31, 2023 and 2022, we recorded $57 million and $159 million, respectively, of stock-based compensation expense related to these grants, net of forfeitures.
Summary Stock-Based Compensation Information
The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2023	2022	2021
Cost of revenues	$741	$594	$421
Research and development	689	536	448
Selling, general and administrative	382	430	1,252
Total	$1,812	$1,560	$2,121
Our income tax benefits recognized from stock-based compensation arrangements were immaterial while we were under full valuation allowances on our U.S. deferred tax assets during the years ended December 31, 2022 and 2021. With the release of the valuation allowance associated with our federal and certain state deferred tax assets in 2023, income tax benefits recognized from stock-based compensation expense were $326 million during the year ended December 31, 2023. During the years ended December 31, 2023, 2022 and 2021, stock-based compensation expense capitalized to our consolidated balance sheets was $199 million, $245 million and $182 million, respectively. As of December 31, 2023, we had $4.82 billion of total unrecognized stock-based compensation expense related to non-performance awards, which will be recognized over a weighted-average period of 2.8 years.
Note 14 – Income Taxes
Our income before (benefit from) provision for income taxes for the years ended December 31, 2023, 2022 and 2021 was as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Domestic	$3,196	$5,524	$(130)
Noncontrolling interest and redeemable noncontrolling interest	(23)	31	125
Foreign	6,800	8,164	6,348
Income before income taxes	$9,973	$13,719	$6,343

A (benefit from) provision for income taxes of $(5.00) billion, $1.13 billion and $699 million has been recognized for the years ended December 31, 2023, 2022 and 2021, respectively. The components of the (benefit from) provision for income taxes for the years ended December 31, 2023, 2022 and 2021 consisted of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$48	$—	$—
State	57	62	9
Foreign	1,243	1,266	839
Total current	1,348	1,328	848
Deferred:
Federal	(5,246)	26	—
State	(653)	1	—
Foreign	(450)	(223)	(149)
Total deferred	(6,349)	(196)	(149)
Total (Benefit from) provision for income taxes	$(5,001)	$1,132	$699
The reconciliation of taxes at the federal statutory rate to our (benefit from) provision for income taxes for the years ended December 31, 2023, 2022 and 2021 was as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Tax at statutory federal rate	$2,094	$2,881	$1,332
State tax, net of federal benefit	(372)	51	6
Nondeductible executive compensation	23	14	201
Excess tax benefits related to stock-based compensation	(288)	(745)	(7,123)
Nontaxable manufacturing credit	(101)	—	—
Foreign income rate differential	(816)	(923)	(668)
U.S. tax credits	(593)	(276)	(328)
GILTI inclusion	670	1,279	1,008
Unrecognized tax benefits	183	252	28
Change in valuation allowance	(5,962)	(1,532)	6,165
Other	161	131	78
(Benefit from) provision for income taxes	$(5,001)	$1,132	$699
We monitor the realizability of our deferred tax assets taking into account all relevant factors at each reporting period. As of December 31, 2023, based on the relevant weight of positive and negative evidence, including the amount of our taxable income in recent years which is objective and verifiable, and consideration of our expected future taxable earnings, we concluded that it is more likely than not that our U.S. federal and certain state deferred tax assets are realizable. As such, we released $6.54 billion of our valuation allowance associated with the U.S. federal and state deferred tax assets, with the exception of our California deferred tax assets. We continue to maintain a full valuation allowance against our California deferred tax assets as of December 31, 2023, because we concluded they are not more likely than not to be realized as we expect our California deferred tax assets generation in future years to exceed our ability to use these deferred tax assets.

Deferred tax assets (liabilities) as of December 31, 2023 and 2022 consisted of the following (in millions):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating loss carry-forwards	$2,826	$4,486
Research and development credits	1,358	1,184
Other tax credits and attributes	827	217
Deferred revenue	1,035	751
Inventory and warranty reserves	1,258	819
Stock-based compensation	230	185
Operating lease right-of-use liabilities	930	554
Capitalized research and development costs	1,344	693
Deferred GILTI tax assets	760	466
Accruals and others	206	178
Total deferred tax assets	10,774	9,533
Valuation allowance	(892)	(7,349)
Deferred tax assets, net of valuation allowance	9,882	2,184
Deferred tax liabilities:
Depreciation and amortization	(2,122)	(1,178)
Investment in certain financing funds	(133)	(238)
Operating lease right-of-use assets	(859)	(506)
Other	(116)	(15)
Total deferred tax liabilities	(3,230)	(1,937)
Deferred tax assets (liabilities), net of valuation allowance	$6,652	$247
As of December 31, 2023, we maintained valuation allowances of $892 million for deferred tax assets that are not more likely than not to be realized, which primarily included deferred tax assets in the state of California and certain foreign operating losses. The valuation allowance on our net deferred tax assets decreased by $6.46 billion and $1.73 billion during the years ended December 31, 2023 and 2022, respectively, and increased by $6.14 billion during the year ended December 31, 2021. The valuation allowance decrease during the year ended December 31, 2023 was primarily due to the release of our valuation allowance with respect to our U.S. federal and certain state deferred tax assets. The changes in valuation allowances during the years ended December 31, 2022 and 2021 were primarily due to changes in our U.S. deferred tax assets and liabilities in the respective year. Among our deferred tax assets in foreign jurisdictions, we recorded a valuation allowance on certain foreign net operating losses that are not more likely than not to be realized. The remainder of our foreign deferred tax assets are more likely than not to be realized given the expectation of future earnings in these jurisdictions.
As of December 31, 2023, we had $10.31 billion of federal and $10.36 billion of state net operating loss carry-forwards available to offset future taxable income, some of which, if not utilized, will begin to expire in 2024 for federal and state purposes. Federal and state laws can impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. We have determined that no significant limitation would be placed on the utilization of our net operating loss and tax credit carry-forwards due to prior ownership changes or expirations.
As of December 31, 2023, we had federal research and development tax credits of $1.10 billion, federal renewable energy tax credits of $605 million, and state research and development tax credits of $923 million. Most of our state research and development tax credits were in the state of California. If not utilized, some of the federal tax credits may expire in various amounts beginning in 2036. However, California research and development tax credits can be carried forward indefinitely.

The local government of Shanghai granted a beneficial corporate income tax rate of 15% to certain eligible enterprises, compared to the 25% statutory corporate income tax rate in China. Our Gigafactory Shanghai subsidiary was granted this beneficial income tax rate of 15% for 2019 through 2023. Starting in 2024, Gigafactory Shanghai is subject to 25% statutory corporate income tax rate in China.
As of December 31, 2023, we intend to indefinitely reinvest our foreign earnings and cash unless such repatriation results in no or minimal tax costs. We have recorded the taxes associated with the foreign earnings we intend to repatriate in the future. For the earnings we intend to indefinitely reinvest, no deferred tax liabilities for foreign withholding or other taxes have been recorded. The estimated amount of such unrecognized withholding tax liability associated with the indefinitely reinvested earnings is approximately $245 million.
Uncertain Tax Positions
The changes to our gross unrecognized tax benefits were as follows (in millions):

December 31, 2020	$380
Increases in balances related to prior year tax positions	117
Decreases in balances related to prior year tax positions	(90)
Increases in balances related to current year tax positions	124
December 31, 2021	531
Increases in balances related to prior year tax positions	136
Decreases in balances related to prior year tax positions	(12)
Increases in balances related to current year tax positions	222
Decreases in balances related to expiration of the statute of limitations	(7)
December 31, 2022	870
Increases in balances related to prior year tax positions	59
Decreases related to settlement with tax authorities	(6)
Increases in balances related to current year tax positions	255
Decreases in balances related to expiration of the statute of limitations	(4)
December 31, 2023	$1,174
We include interest and penalties related to unrecognized tax benefits in income tax expense. We recognized net interest and penalties related to unrecognized tax benefits in provision for income taxes line of our consolidated statements of operations of $17 million, $27 million and $4 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, and 2022, we have accrued $47 million and $31 million, respectively, related to interest and penalties on our unrecognized tax benefits. Unrecognized tax benefits of $901 million, if recognized, would affect our effective tax rate.
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
Note 15 – Commitments and Contingencies
Operating Lease Arrangement in Buffalo, New York
We have an operating lease arrangement through the Research Foundation for the SUNY Foundation with respect to Gigafactory New York. Under the lease and a related research and development agreement, we are continuing to further develop the facility.

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
In 2021, an amendment was executed to extend our overall agreement to spend or incur $5.00 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York through December 31, 2029. On February 1, 2022, we reported to the State of New York that we had met and exceeded our annual requirements for jobs and investment in Buffalo and New York State. As of December 31, 2023, we have met and expect to meet the requirements under this arrangement based on our current and anticipated level of operations. However, if our expectations as to the costs and timelines of our investment and operations at Buffalo prove incorrect, we may incur additional expenses or be required to make substantial payments to the SUNY Foundation.
Operating Lease Arrangement in Shanghai, China
We have an operating lease arrangement for an initial term of 50 years with the local government of Shanghai for land use rights where we have been constructing Gigafactory Shanghai. Under the terms of the arrangement, we are required to spend RMB 14.08 billion in capital expenditures by the end of 2023, which has been achieved in 2023, and to generate RMB 2.23 billion of annual tax revenues starting at the end of 2023. As of December 31, 2023, we have met and expect to meet the tax revenue requirements based on our current level of spend and sales.
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

Between October 17, 2018 and March 8, 2021, seven derivative lawsuits were filed in the Delaware Court of Chancery, purportedly on behalf of Tesla, against Mr. Musk and the members of Tesla’s board of directors, as constituted at relevant times, in relation to statements made and actions connected to a potential going private transaction, with certain of the lawsuits challenging additional Twitter posts by Mr. Musk, among other things. Five of those actions were consolidated, and all seven actions have been stayed pending resolution of the appeal in the above-referenced consolidated purported stockholder class action. In addition to these cases, two derivative lawsuits were filed on October 25, 2018 and February 11, 2019 in the U.S. District Court for the District of Delaware, purportedly on behalf of Tesla, against Mr. Musk and the members of the Tesla board of directors as then constituted. Those cases have also been consolidated and stayed pending resolution of the appeal in the above-referenced consolidated purported stockholder class action.
On October 21, 2022, a lawsuit was filed in the Delaware Court of Chancery by a purported shareholder of Tesla alleging, among other things, that board members breached their fiduciary duties in connection with their oversight of the Company’s 2018 settlement with the SEC, as amended. Among other things, the plaintiff seeks reforms to the Company’s corporate governance and internal procedures, unspecified damages, and attorneys’ fees. The parties reached an agreement to stay the case until March 5, 2024.
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
Litigation and Investigations Relating to Alleged Discrimination and Harassment
On October 4, 2021, in a case captioned Diaz v. Tesla, a jury in the Northern District of California returned a verdict against Tesla on claims by a former contingent worker that he was subjected to race discrimination while assigned to work at Tesla’s Fremont Factory from 2015-2016. A retrial was held starting on March 27, 2023, after which a jury returned a verdict of $3,175,000. As a result, the damages awarded against Tesla were reduced from an initial $136.9 million (October 4, 2021) down to $15 million (April 13, 2022), and then further down to $3.175 million (April 3, 2023). On November 2, 2023, the plaintiff filed a notice of appeal, and on November 16, 2023, Tesla filed a notice of cross appeal.
On February 9, 2022, shortly after the first Diaz jury verdict, the California Civil Rights Department (“CRD,” formerly “DFEH”) filed a civil complaint against Tesla in Alameda County, California Superior Court, alleging systemic race discrimination, hostile work environment and pay equity claims, among others. CRD’s amended complaint seeks monetary damages and injunctive relief. On September 22, 2022, Tesla filed a cross complaint against CRD, alleging that it violated the Administrative Procedures Act by failing to follow statutory pre-requisites prior to filing suit and that cross complaint was subject to a sustained demurrer, which Tesla later amended and refiled. The case is currently in discovery.
Additionally, on June 1, 2022 the Equal Employment Opportunity Commission (“EEOC”) issued a cause finding against Tesla that closely parallels the CRD’s allegations. On September 28, 2023, the EEOC filed a civil complaint against Tesla in the United States District Court for the Northern District of California asserting claims for race harassment and retaliation and seeking, among other things, monetary and injunctive relief. On December 18, 2023, Tesla filed a motion to stay the case. Separately, on December 26, 2023, Tesla filed a motion to dismiss the case.
On June 16, 2022, two Tesla stockholders filed separate derivative actions in the U.S. District Court for the Western District of Texas, purportedly on behalf of Tesla, against certain of Tesla’s current and former directors. Both suits assert claims for breach of fiduciary duty, unjust enrichment, and violation of the federal securities laws in connection with alleged race and gender discrimination and sexual harassment. Among other things, plaintiffs seek declaratory and injunctive relief, unspecified damages payable to Tesla, and attorneys’ fees. On July 22, 2022, the Court consolidated the two cases and on September 6, 2022, plaintiffs filed a consolidated complaint. On November 7, 2022, the defendants filed a motion to dismiss the case and on September 15, 2023, the Court dismissed the action but granted plaintiffs leave to file an amended complaint. On November 2, 2023, plaintiff filed an amended complaint purportedly on behalf of Tesla, against Elon Musk. On December 19, 2023, the defendants moved to dismiss the amended complaint.

Other Litigation Related to Our Products and Services
We are also subject to various lawsuits that seek monetary and other injunctive relief. These lawsuits include proposed class actions and other consumer claims that allege, among other things, purported defects and misrepresentations related to our products and services. For example, on September 14, 2022, a proposed class action was filed against Tesla, Inc. and related entities in the U.S. District Court for the Northern District of California, alleging various claims about the Company’s driver assistance technology systems under state and federal law. This case was later consolidated with several other proposed class actions, and a Consolidated Amended Complaint was filed on October 28, 2022, which seeks damages and other relief on behalf of all persons who purchased or leased from Tesla between January 1, 2016 to the present. On October 5, 2022 a proposed class action complaint was filed in the U.S. District Court for the Eastern District of New York asserting similar state and federal law claims against the same defendants. On September 30, 2023, the Court dismissed this action with leave to amend the complaint. On November 20, 2023, the plaintiff moved to amend the complaint, which Tesla opposed. On March 22, 2023, the plaintiffs in the Northern District of California consolidated action filed a motion for a preliminary injunction to order Tesla to (1) cease using the term “Full Self-Driving Capability” (FSD Capability), (2) cease the sale and activation of FSD Capability and deactivate FSD Capability on Tesla vehicles, and (3) provide certain notices to consumers about proposed court-findings about the accuracy of the use of the terms Autopilot and FSD Capability. Tesla opposed the motion. On September 30, 2023, the Court denied the request for a preliminary injunction, compelled four of five plaintiffs to arbitration, and dismissed the claims of the fifth plaintiff with leave to amend the complaint. On October 31, 2023, the remaining plaintiff in the Northern District of California action filed an amended complaint, which Tesla has moved to dismiss. On October 2, 2023, a similar proposed class action was filed in San Diego County Superior Court in California. Tesla subsequently removed the San Diego County case to federal court and on January 8, 2024, the federal court granted Tesla’s motion to transfer the case to the U.S. District Court for the Northern District of California.
On February 27, 2023, a proposed class action was filed in the U.S. District Court for the Northern District of California against Tesla, Inc., Elon Musk and certain current and former Company executives. The complaint alleges that the defendants made material misrepresentations and omissions about the Company’s Autopilot and FSD Capability technologies and seeks money damages and other relief on behalf of persons who purchased Tesla stock between February 19, 2019 and February 17, 2023. An amended complaint was filed on September 5, 2023, naming only Tesla, Inc. and Elon Musk as defendants. On November 6, 2023, Tesla moved to dismiss the amended complaint.
On March 14, 2023, a proposed class action was filed against Tesla, Inc. in the U.S. District Court for the Northern District of California. Several similar complaints have also been filed in the same court and these cases have now all been consolidated. These complaints allege that Tesla violates federal antitrust and warranty laws through its repair, service, and maintenance practices and seeks, among other relief, damages for persons who paid Tesla for repairs services or Tesla compatible replacement parts from March 2019 to March 2023. On July 17, 2023, these plaintiffs filed a consolidated amended complaint. On September 27, 2023, the court granted Tesla’s motion to compel arbitration as to three of the plaintiffs, and on November 17, 2023, the court granted Tesla’s motion to dismiss without prejudice. The plaintiffs filed a Consolidated Second Amended Complaint on December 12, 2023, which Tesla has moved to dismiss. Plaintiffs have also appealed the court’s arbitration order. Trial is currently set for July 7, 2025.
The Company intends to vigorously defend itself in these matters; however, we cannot predict the outcome or impact. We are unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, unless noted.
Certain Investigations and Other Matters
We regularly receive requests for information, including subpoenas, from regulators and governmental authorities such as the National Highway Traffic Safety Administration, the National Transportation Safety Board, the Securities and Exchange Commission (“SEC”), the Department of Justice (“DOJ”), and various local, state, federal, and international agencies. The ongoing requests for information include topics such as operations, technology (e.g., vehicle functionality, Autopilot and FSD Capability), compliance, finance, data privacy, and other matters related to Tesla’s business, its personnel, and related parties. We routinely cooperate with such formal and informal requests for information, investigations, and other inquiries. To our knowledge no government agency in any ongoing investigation has concluded that any wrongdoing occurred. We cannot predict the outcome or impact of any ongoing matters. Should the government decide to pursue an enforcement action, there exists the possibility of a material adverse impact on our business, results of operation, prospects, cash flows, financial position or brand.

We are also subject to various other legal proceedings, risks and claims that arise from the normal course of business activities. For example, during the second quarter of 2023, a foreign news outlet reported that it obtained certain misappropriated data including, purportedly non-public Tesla business and personal information. Tesla has made notifications to potentially affected individuals (current and former employees) and regulatory authorities and we are working with certain law enforcement and other authorities. On August 5, 2023, a putative class action was filed in the United States District Court for the Northern District of California, purportedly on behalf of all U.S. individuals impacted by the data incident, followed by several additional lawsuits, that each assert claims under various state laws and seeks monetary damages and other relief. If an unfavorable ruling or development were to occur in these or other possible legal proceedings, risks and claims, there exists the possibility of a material adverse impact on our business, results of operations, prospects, cash flows, financial position or brand.
Letters of Credit
As of December 31, 2023, we had $525 million of unused letters of credit outstanding.
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

The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in millions):

	December 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$66	$68
Accounts receivable, net	13	22
Prepaid expenses and other current assets	361	274
Total current assets	440	364
Solar energy systems, net	3,278	4,060
Other non-current assets	369	404
Total assets	$4,087	$4,828
Liabilities
Current liabilities
Accrued liabilities and other	$67	$69
Deferred revenue	6	10
Current portion of debt and finance leases	1,564	1,013
Total current liabilities	1,637	1,092
Deferred revenue, net of current portion	99	149
Debt and finance leases, net of current portion	2,041	971
Other long-term liabilities	—	3
Total liabilities	$3,777	$2,215
Note 17 – Related Party Transactions
In relation to our CEO’s exercise of stock options and sale of common stock from the 2012 CEO Performance Award, Tesla withheld the appropriate amount of taxes. However, given the significant amounts involved, our CEO entered into an indemnification agreement with us in November 2021 for additional taxes owed, if any.
Tesla periodically does business with certain entities with which its CEO and directors are affiliated, such as SpaceX and X Corp., in accordance with our Related Person Transactions Policy. Such transactions have not had to date, and are not currently expected to have, a material impact on our consolidated financial statements.

Note 18 – Segment Reporting and Information about Geographic Areas
We have two operating and reportable segments: (i) automotive and (ii) energy generation and storage. The automotive segment includes the design, development, manufacturing, sales and leasing of electric vehicles as well as sales of automotive regulatory credits. Additionally, the automotive segment is also comprised of services and other, which includes sales of used vehicles, non-warranty after-sales vehicle services, body shop and parts, paid Supercharging, vehicle insurance revenue and retail merchandise. The energy generation and storage segment includes the design, manufacture, installation, sales and leasing of solar energy generation and energy storage products and related services and sales of solar energy systems incentives. Our CODM does not evaluate operating segments using asset or liability information. The following table presents revenues and gross profit by reportable segment (in millions):

	Year Ended December 31,
	2023	2022	2021
Automotive segment
Revenues	$90,738	$77,553	$51,034
Gross profit	$16,519	$20,565	$13,735
Energy generation and storage segment
Revenues	$6,035	$3,909	$2,789
Gross profit	$1,141	$288	$(129)
The following table presents revenues by geographic area based on the sales location of our products (in millions):

	Year Ended December 31,
	2023	2022	2021
United States	$45,235	$40,553	$23,973
China	21,745	18,145	13,844
Other international	29,793	22,764	16,006
Total	$96,773	$81,462	$53,823
The following table presents long-lived assets by geographic area (in millions):

	December 31, 2023	December 31, 2022
United States	$26,629	$21,667
Germany	4,258	3,547
China	2,820	2,978
Other international	1,247	845
Total	$34,954	$29,037
The following table presents inventory by reportable segment (in millions):

	December 31, 2023	December 31, 2022
Automotive	$11,139	$10,996
Energy generation and storage	2,487	1,843
Total	$13,626	$12,839
Note 19 – Restructuring and Other
During the years ended December 31, 2022 and 2021, we recorded $204 million and $101 million, respectively, of impairment losses on digital assets. During the years ended December 31, 2022 and 2021 we also realized gains of $64 million and $128 million, respectively, in connection with converting our holdings of digital assets into fiat currency. We also recorded other expenses of $36 million during the second quarter of the year ended December 31, 2022, related to employee terminations.

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
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report which is included herein.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K, except as follows:
On October 23, 2023, Robyn Denholm, one of our directors, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 281,116 shares of our common stock, subject to certain conditions. The trading arrangement covers stock options that expire in August 2024. The arrangement's expiration date is August 16, 2024.
On November 13, 2023, Andrew Baglino, Senior Vice President, Powertrain and Energy Engineering, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 115,500 shares of our common stock, subject to certain conditions. The arrangement's expiration date is December 31, 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 of Form 10-K will be included in our 2024 Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference. The 2024 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 of Form 10-K will be included in our 2024 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Financial statements (see Index to Consolidated Financial Statements in Part II, Item 8 of this report)
2.All financial statement schedules have been omitted since the required information was not applicable or was not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or the accompanying notes
3.The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this report
INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-34756	3.1	March 1, 2017

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant.	10-K	001-34756	3.2	March 1, 2017

3.3	Amended and Restated Bylaws of the Registrant.	8-K	001-34756	3.1	April 5, 2023

4.1	Specimen common stock certificate of the Registrant.	10-K	001-34756	4.1	March 1, 2017

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of August 31, 2009, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1	333-164593	4.2	January 29, 2010

4.3	Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 20, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2A	May 27, 2010

4.4	Amendment to Fifth Amended and Restated Investors’ Rights Agreement between Registrant, Toyota Motor Corporation and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2B	May 27, 2010

4.5	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of June 14, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2C	June 15, 2010

4.6	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of November 2, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	8-K	001-34756	4.1	November 4, 2010

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.7	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 22, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-174466	4.2E	June 2, 2011

4.8	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 30, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein.	8-K	001-34756	4.1	June 1, 2011

4.9	Sixth Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 15, 2013 among the Registrant, the Elon Musk Revocable Trust dated July 22, 2003 and certain other holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 20, 2013

4.10	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 14, 2013, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.2	May 20, 2013

4.11	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of August 13, 2015, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	August 19, 2015

4.12	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 18, 2016, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 24, 2016

4.13	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2017, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	March 17, 2017

4.14	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 1, 2019, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 3, 2019

4.15	Indenture, dated as of May 22, 2013, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.1	May 22, 2013

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.16	Fifth Supplemental Indenture, dated as of May 7, 2019, by and between Registrant and U.S. Bank National Association, related to 2.00% Convertible Senior Notes due May 15, 2024.	8-K	001-34756	4.2	May 8, 2019

4.17	Form of 2.00% Convertible Senior Notes due May 15, 2024 (included in Exhibit 4.16).	8-K	001-34756	4.2	May 8, 2019

4.18	Indenture, dated as of October 15, 2014, between SolarCity and U.S. Bank National Association, as trustee.	S-3ASR(1)	333-199321	4.1	October 15, 2014

4.19	Tenth Supplemental Indenture, dated as of March 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/6-10.	8-K(1)	001-35758	4.3	March 9, 2015

4.20	Eleventh Supplemental Indenture, dated as of March 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/7-15.	8-K(1)	001-35758	4.4	March 9, 2015

4.21	Fifteenth Supplemental Indenture, dated as of March 19, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C4-10.	8-K(1)	001-35758	4.5	March 19, 2015

4.22	Sixteenth Supplemental Indenture, dated as of March 19, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C5-15.	8-K(1)	001-35758	4.6	March 19, 2015

4.23	Twentieth Supplemental Indenture, dated as of March 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C9-10.	8-K(1)	001-35758	4.5	March 26, 2015

4.24	Twenty-First Supplemental Indenture, dated as of March 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C10-15.	8-K(1)	001-35758	4.6	March 26, 2015

4.25	Twenty-Sixth Supplemental Indenture, dated as of April 2, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C14-10.	8-K(1)	001-35758	4.5	April 2, 2015

4.26	Thirtieth Supplemental Indenture, dated as of April 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C19-10.	8-K(1)	001-35758	4.5	April 9, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.27	Thirty-First Supplemental Indenture, dated as of April 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C20-15.	8-K(1)	001-35758	4.6	April 9, 2015

4.28	Thirty-Fifth Supplemental Indenture, dated as of April 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C24-10.	8-K(1)	001-35758	4.5	April 14, 2015

4.29	Thirty-Sixth Supplemental Indenture, dated as of April 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C25-15.	8-K(1)	001-35758	4.6	April 14, 2015

4.30	Thirty-Eighth Supplemental Indenture, dated as of April 21, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C27-10.	8-K(1)	001-35758	4.3	April 21, 2015

4.31	Thirty-Ninth Supplemental Indenture, dated as of April 21, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C28-15.	8-K(1)	001-35758	4.4	April 21, 2015

4.32	Forty-Third Supplemental Indenture, dated as of April 27, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C32-10.	8-K(1)	001-35758	4.5	April 27, 2015

4.33	Forty-Fourth Supplemental Indenture, dated as of April 27, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C33-15.	8-K(1)	001-35758	4.6	April 27, 2015

4.34	Forty-Eighth Supplemental Indenture, dated as of May 1, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/12-10.	8-K(1)	001-35758	4.5	May 1, 2015

4.35	Forty-Ninth Supplemental Indenture, dated as of May 1, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/13-15.	8-K(1)	001-35758	4.6	May 1, 2015

4.36	Fifty-Second Supplemental Indenture, dated as of May 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C36-10.	8-K(1)	001-35758	4.4	May 11, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.37	Fifty-Third Supplemental Indenture, dated as of May 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C37-15.	8-K(1)	001-35758	4.5	May 11, 2015

4.38	Fifty-Seventh Supplemental Indenture, dated as of May 18, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C40-10.	8-K(1)	001-35758	4.4	May 18, 2015

4.39	Fifty-Eighth Supplemental Indenture, dated as of May 18, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C41-15.	8-K(1)	001-35758	4.5	May 18, 2015

4.40	Sixty-First Supplemental Indenture, dated as of May 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C44-10.	8-K(1)	001-35758	4.4	May 26, 2015

4.41	Sixty-Second Supplemental Indenture, dated as of May 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C45-15.	8-K(1)	001-35758	4.5	May 26, 2015

4.42	Seventieth Supplemental Indenture, dated as of June 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C52-10.	8-K(1)	001-35758	4.4	June 16, 2015

4.43	Seventy-First Supplemental Indenture, dated as of June 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C53-15.	8-K(1)	001-35758	4.5	June 16, 2015

4.44	Seventy-Fourth Supplemental Indenture, dated as of June 22, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C56-10.	8-K(1)	001-35758	4.4	June 23, 2015

4.45	Seventy-Fifth Supplemental Indenture, dated as of June 22, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C57-15.	8-K(1)	001-35758	4.5	June 23, 2015

4.46	Eightieth Supplemental Indenture, dated as of June 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C61-10.	8-K(1)	001-35758	4.5	June 29, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.47	Eighty-First Supplemental Indenture, dated as of June 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C62-15.	8-K(1)	001-35758	4.6	June 29, 2015

4.48	Ninetieth Supplemental Indenture, dated as of July 20, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C71-10.	8-K(1)	001-35758	4.5	July 21, 2015

4.49	Ninety-First Supplemental Indenture, dated as of July 20, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C72-15.	8-K(1)	001-35758	4.6	July 21, 2015

4.50	Ninety-Fifth Supplemental Indenture, dated as of July 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/20-10.	8-K(1)	001-35758	4.5	July 31, 2015

4.51	Ninety-Sixth Supplemental Indenture, dated as of July 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/21-15.	8-K(1)	001-35758	4.6	July 31, 2015

4.52	One Hundred-and-Fifth Supplemental Indenture, dated as of August 10, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C81-10.	8-K(1)	001-35758	4.5	August 10, 2015

4.53	One Hundred-and-Eleventh Supplemental Indenture, dated as of August 17, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C87-15.	8-K(1)	001-35758	4.6	August 17, 2015

4.54	One Hundred-and-Sixteenth Supplemental Indenture, dated as of August 24, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C92-15.	8-K(1)	001-35758	4.6	August 24, 2015

4.55	One Hundred-and-Twenty-First Supplemental Indenture, dated as of August 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C97-15.	8-K(1)	001-35758	4.6	August 31, 2015

4.56	One Hundred-and-Twenty-Eighth Supplemental Indenture, dated as of September 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C101-10.	8-K(1)	001-35758	4.5	September 15, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.57	One Hundred-and-Twenty-Ninth Supplemental Indenture, dated as of September 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C102-15.	8-K(1)	001-35758	4.6	September 15, 2015

4.58	One Hundred-and-Thirty-Third Supplemental Indenture, dated as of September 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C106-10.	8-K(1)	001-35758	4.5	September 29, 2015

4.59	One Hundred-and-Thirty-Fourth Supplemental Indenture, dated as of September 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C107-15.	8-K(1)	001-35758	4.6	September 29, 2015

4.60	One Hundred-and-Thirty-Eighth Supplemental Indenture, dated as of October 13, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C111-10.	8-K(1)	001-35758	4.5	October 13, 2015

4.61	One Hundred-and-Forty-Third Supplemental Indenture, dated as of October 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/25-10.	8-K(1)	001-35758	4.5	October 30, 2015

4.62	One Hundred-and-Forty-Fourth Supplemental Indenture, dated as of October 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/26-15.	8-K(1)	001-35758	4.6	October 30, 2015

4.63	One Hundred-and-Forty-Eighth Supplemental Indenture, dated as of November 4, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C116-10.	8-K(1)	001-35758	4.5	November 4, 2015

4.64	One Hundred-and-Fifty-Third Supplemental Indenture, dated as of November 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C121-10.	8-K(1)	001-35758	4.5	November 17, 2015

4.65	One Hundred-and-Fifty-Fourth Supplemental Indenture, dated as of November 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C122-15.	8-K(1)	001-35758	4.6	November 17, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.66	One Hundred-and-Fifty-Eighth Supplemental Indenture, dated as of November 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C126-10.	8-K(1)	001-35758	4.5	November 30, 2015

4.67	One Hundred-and-Fifty-Ninth Supplemental Indenture, dated as of November 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C127-15.	8-K(1)	001-35758	4.6	November 30, 2015

4.68	One Hundred-and-Sixty-Third Supplemental Indenture, dated as of December 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C131-10.	8-K(1)	001-35758	4.5	December 14, 2015

4.69	One Hundred-and-Sixty-Fourth Supplemental Indenture, dated as of December 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C132-15.	8-K(1)	001-35758	4.6	December 14, 2015

4.70	One Hundred-and-Sixty-Eighth Supplemental Indenture, dated as of December 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C136-10.	8-K(1)	001-35758	4.5	December 28, 2015

4.71	One Hundred-and-Sixty-Ninth Supplemental Indenture, dated as of December 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C137-15.	8-K(1)	001-35758	4.6	December 28, 2015

4.72	One Hundred-and-Seventy-Third Supplemental Indenture, dated as of January 29, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2016/4-10.	8-K(1)	001-35758	4.5	January 29, 2016

4.73	One Hundred-and-Seventy-Fourth Supplemental Indenture, dated as of January 29, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2016/5-15.	8-K(1)	001-35758	4.6	January 29, 2016

4.74	Description of Registrant’s Securities	10-K	001-34756	4.119	February 13, 2020

10.1**	Form of Indemnification Agreement between the Registrant and its directors and officers.	S-1/A	333-164593	10.1	June 15, 2010

10.2**	2003 Equity Incentive Plan.	S-1/A	333-164593	10.2	May 27, 2010

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.3**	Form of Stock Option Agreement under 2003 Equity Incentive Plan.	S-1	333-164593	10.3	January 29, 2010

10.4**	Amended and Restated 2010 Equity Incentive Plan.	10-K	001-34756	10.4	February 23, 2018

10.5**	Form of Stock Option Agreement under 2010 Equity Incentive Plan.	10-K	001-34756	10.6	March 1, 2017

10.6**	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan.	10-K	001-34756	10.7	March 1, 2017

10.7**	Amended and Restated 2010 Employee Stock Purchase Plan, effective as of February 1, 2017.	10-K	001-34756	10.8	March 1, 2017

10.8**	2019 Equity Incentive Plan.	S-8	333-232079	4.2	June 12, 2019

10.9**	Form of Stock Option Agreement under 2019 Equity Incentive Plan.	S-8	333-232079	4.3	June 12, 2019

10.10**	Form of Restricted Stock Unit Award Agreement under 2019 Equity Incentive Plan.	S-8	333-232079	4.4	June 12, 2019

10.11**	Employee Stock Purchase Plan, effective as of June 12, 2019.	S-8	333-232079	4.5	June 12, 2019

10.12**	2007 SolarCity Stock Plan and form of agreements used thereunder.	S-1(1)	333-184317	10.2	October 5, 2012

10.13**	2012 SolarCity Equity Incentive Plan and form of agreements used thereunder.	S-1(1)	333-184317	10.3	October 5, 2012

10.14**	2010 Zep Solar, Inc. Equity Incentive Plan and form of agreements used thereunder.	S-8(1)	333-192996	4.5	December 20, 2013

10.15**	Offer Letter between the Registrant and Elon Musk dated October 13, 2008.	S-1	333-164593	10.9	January 29, 2010

10.16**	Performance Stock Option Agreement between the Registrant and Elon Musk dated January 21, 2018.	DEF 14A	001-34756	Appendix A	February 8, 2018

10.17**	Maxwell Technologies, Inc. 2005 Omnibus Equity Incentive Plan, as amended through May 6, 2010	8-K(2)	001-15477	10.1	May 10, 2010

10.18**	Maxwell Technologies, Inc. 2013 Omnibus Equity Incentive Plan	DEF 14A(2)	001-15477	Appendix A	June 2, 2017

10.19	Indemnification Agreement, effective as of June 23, 2020, between Registrant and Elon R. Musk.	10-Q	001-34756	10.4	July 28, 2020

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.20	Indemnification Agreement, dated as of February 27, 2014, by and between the Registrant and J.P. Morgan Securities LLC.	8-K	001-34756	10.1	March 5, 2014

10.21	Form of Call Option Confirmation relating to 1.25% Convertible Senior Notes Due March 1, 2021.	8-K	001-34756	10.3	March 5, 2014

10.22	Form of Warrant Confirmation relating to 1.25% Convertible Senior Notes Due March 1, 2021.	8-K	001-34756	10.5	March 5, 2014

10.23	Form of Call Option Confirmation relating to 2.00% Convertible Senior Notes due May 15, 2024.	8-K	001-34756	10.1	May 3, 2019

10.24	Form of Warrant Confirmation relating to 2.00% Convertible Senior Notes due May 15, 2024.	8-K	001-34756	10.2	May 3, 2019

10.25†	Supply Agreement between Panasonic Corporation and the Registrant dated October 5, 2011.	10-K	001-34756	10.50	February 27, 2012

10.26†	Amendment No. 1 to Supply Agreement between Panasonic Corporation and the Registrant dated October 29, 2013.	10-K	001-34756	10.35A	February 26, 2014

10.27	Agreement between Panasonic Corporation and the Registrant dated July 31, 2014.	10-Q	001-34756	10.1	November 7, 2014

10.28†	General Terms and Conditions between Panasonic Corporation and the Registrant dated October 1, 2014.	8-K	001-34756	10.2	October 11, 2016

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
		10-K(1)	001-35758	10.16i	February 10, 2016

10.55	Tenth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of March 31, 2017, by and between The Research Foundation For The State University of New York, on behalf of the Colleges of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.	10-Q	001-34756	10.8	May 10, 2017

10.56	Eleventh Amendment to Amended and Restated Agreement for Research & Development Alliance on Triex Module Technology, effective as of July 22, 2020, among the Research Foundation for the State University of New York, Silevo, LLC and Tesla Energy Operations, Inc.	10-Q	001-34756	10.6	July 28, 2020

10.57	Twelfth Amendment to Amended and Restated Agreement for Research & Development Alliance on Triex Module Technology, effective as of May 1, 2021, among the Research Foundation for the State University of New York, Silevo, LLC and Tesla Energy Operations, Inc.	10-Q	001-34756	10.1	October 25, 2021

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.58††	Grant Contract for State-Owned Construction Land Use Right, dated as of October 17, 2018, by and between Shanghai Planning and Land Resource Administration Bureau, as grantor, and Tesla (Shanghai) Co., Ltd., as grantee (English translation).	10-Q	001-34756	10.2	July 29, 2019

10.59	Credit Agreement, dated as of January 20, 2023, among Tesla, Inc., the Lenders and Issuing Banks from time to time party thereto, Citibank, N.A., as Administrative Agent and Deutsche Bank Securities, Inc., as Syndication Agent	10-K	001-34756	10.59	January 31, 2023

21.1	List of Subsidiaries of the Registrant	—	—	—	—	X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—	X

97	Tesla, Inc. Clawback Policy	—	—	—	—	X

101.INS	Inline XBRL Instance Document	—	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*Furnished herewith
**Indicates a management contract or compensatory plan or arrangement
†Confidential treatment has been requested for portions of this exhibit
††Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

(1)Indicates a filing of SolarCity
(2)Indicates a filing of Maxwell Technologies, Inc.
ITEM 16. SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla, Inc.

Date: January 26, 2024	/s/ Elon Musk
Elon Musk
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elon Musk	Chief Executive Officer and Director (Principal Executive Officer)	January 26, 2024
Elon Musk

/s/ Vaibhav Taneja	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer )	January 26, 2024
Vaibhav Taneja

/s/ Robyn Denholm	Director	January 26, 2024
Robyn Denholm

/s/ Ira Ehrenpreis	Director	January 26, 2024
Ira Ehrenpreis

/s/ Joseph Gebbia	Director	January 26, 2024
Joseph Gebbia

/s/ James Murdoch	Director	January 26, 2024
James Murdoch

/s/ Kimbal Musk	Director	January 26, 2024
Kimbal Musk

/s/ JB Straubel	Director	January 26, 2024
JB Straubel

/s/ Kathleen Wilson-Thompson	Director	January 26, 2024
Kathleen Wilson-Thompson