Form 10-Q
period 2024-03-31
Tesla, Inc.
filed 2024-04-24
CIK 1318605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 18, 2024, there were 3,189,196,167 shares of the registrant’s common stock outstanding.

TESLA, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tesla, Inc.
Consolidated Balance Sheets
(in millions, except per share data)
(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$11,805	$16,398
Short-term investments	15,058	12,696
Accounts receivable, net	3,887	3,508
Inventory	16,033	13,626
Prepaid expenses and other current assets	3,752	3,388
Total current assets	50,535	49,616
Operating lease vehicles, net	5,736	5,989
Solar energy systems, net	5,162	5,229
Property, plant and equipment, net	31,436	29,725
Operating lease right-of-use assets	4,367	4,180
Digital assets, net	184	184
Intangible assets, net	171	178
Goodwill	250	253
Deferred tax assets	6,769	6,733
Other non-current assets	4,616	4,531
Total assets	$109,226	$106,618
Liabilities
Current liabilities
Accounts payable	$14,725	$14,431
Accrued liabilities and other	9,243	9,080
Deferred revenue	3,024	2,864
Current portion of debt and finance leases	2,461	2,373
Total current liabilities	29,453	28,748
Debt and finance leases, net of current portion	2,899	2,857
Deferred revenue, net of current portion	3,214	3,251
Other long-term liabilities	8,480	8,153
Total liabilities	44,046	43,009
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests in subsidiaries	73	242
Equity
Stockholders’ equity
Preferred stock; $0.001 par value; 100 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 6,000 shares authorized; 3,189 and 3,185 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	35,763	34,892
Accumulated other comprehensive loss	(399)	(143)
Retained earnings	29,011	27,882
Total stockholders’ equity	64,378	62,634
Noncontrolling interests in subsidiaries	729	733
Total liabilities and equity	$109,226	$106,618
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Automotive sales	$16,460	$18,878
Automotive regulatory credits	442	521
Automotive leasing	476	564
Total automotive revenues	17,378	19,963
Energy generation and storage	1,635	1,529
Services and other	2,288	1,837
Total revenues	21,301	23,329
Cost of revenues
Automotive sales	13,897	15,422
Automotive leasing	269	333
Total automotive cost of revenues	14,166	15,755
Energy generation and storage	1,232	1,361
Services and other	2,207	1,702
Total cost of revenues	17,605	18,818
Gross profit	3,696	4,511
Operating expenses
Research and development	1,151	771
Selling, general and administrative	1,374	1,076
Total operating expenses	2,525	1,847
Income from operations	1,171	2,664
Interest income	350	213
Interest expense	(76)	(29)
Other income (expense), net	108	(48)
Income before income taxes	1,553	2,800
Provision for income taxes	409	261
Net income	1,144	2,539
Net income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	15	26
Net income attributable to common stockholders	$1,129	$2,513

Net income per share of common stock attributable to common stockholders
Basic	$0.37	$0.80
Diluted	$0.34	$0.73
Weighted average shares used in computing net income per share of common stock
Basic	3,186	3,166
Diluted	3,484	3,468
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$1,144	$2,539
Other comprehensive (loss) income:
Foreign currency translation adjustment	(252)	130
Unrealized net (loss) gain on investments, net of tax	(4)	6
Comprehensive income	888	2,675
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	15	26
Comprehensive income attributable to common stockholders	$873	$2,649
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
(in millions)
(unaudited)

Three Months Ended March 31, 2024	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of December 31, 2023	$242	3,185	$3	$34,892	$(143)	$27,882	$62,634	$733	$63,367
Issuance of common stock for equity incentive awards	—	4	—	251	—	—	251	—	251
Stock-based compensation	—	—	—	578	—	—	578	—	578
Distributions to noncontrolling interests	(6)	—	—	—	—	—	—	(16)	(16)
Buy-outs of noncontrolling interests	(166)	—	—	42	—	—	42	—	42
Net income	3	—	—	—	—	1,129	1,129	12	1,141
Other comprehensive loss	—	—	—	—	(256)	—	(256)	—	(256)
Balance as of March 31, 2024	$73	3,189	$3	$35,763	$(399)	$29,011	$64,378	$729	$65,107

Three Months Ended March 31, 2023	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of December 31, 2022	$409	3,164	$3	$32,177	$(361)	$12,885	$44,704	$785	$45,489
Issuance of common stock for equity incentive awards	—	5	—	231	—	—	231	—	231
Stock-based compensation	—	—	—	465	—	—	465	—	465
Distributions to noncontrolling interests	(5)	—	—	—	—	—	—	(22)	(22)
Buy-outs of noncontrolling interests	—	—	—	5	—	—	5	(12)	(7)
Net income	3	—	—	—	—	2,513	2,513	23	2,536
Other comprehensive income	—	—	—	—	136	—	136	—	136
Balance as of March 31, 2023	$407	3,169	$3	$32,878	$(225)	$15,398	$48,054	$774	$48,828
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$1,144	$2,539
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	1,246	1,046
Stock-based compensation	524	418
Inventory and purchase commitments write-downs	68	50
Foreign currency transaction net unrealized gain	(63)	(25)
Deferred income taxes	(11)	(55)
Non-cash interest and other operating activities	(5)	15
Changes in operating assets and liabilities:
Accounts receivable	(422)	(32)
Inventory	(2,697)	(1,540)
Operating lease vehicles	(12)	(675)
Prepaid expenses and other assets	(972)	(737)
Accounts payable, accrued and other liabilities	1,247	1,403
Deferred revenue	195	106
Net cash provided by operating activities	242	2,513
Cash Flows from Investing Activities
Purchases of property and equipment excluding finance leases, net of sales	(2,773)	(2,072)
Purchases of solar energy systems, net of sales	(4)	(1)
Purchases of investments	(6,622)	(2,015)
Proceeds from maturities of investments	4,315	1,604
Net cash used in investing activities	(5,084)	(2,484)
Cash Flows from Financing Activities
Proceeds from issuances of debt	776	—
Repayments of debt	(591)	(302)
Proceeds from exercises of stock options and other stock issuances	251	231
Principal payments on finance leases	(106)	(106)
Debt issuance costs	(3)	(13)
Distributions paid to noncontrolling interests in subsidiaries	(30)	(36)
Payments for buy-outs of noncontrolling interests in subsidiaries	(101)	(7)
Net cash provided by (used in) financing activities	196	(233)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(79)	50
Net decrease in cash and cash equivalents and restricted cash	(4,725)	(154)
Cash and cash equivalents and restricted cash, beginning of period	17,189	16,924
Cash and cash equivalents and restricted cash, end of period	$12,464	$16,770
Supplemental Non-Cash Investing and Financing Activities
Acquisitions of property and equipment included in liabilities	$1,431	$1,193
Leased assets obtained in exchange for finance lease liabilities	$20	$—
Leased assets obtained in exchange for operating lease liabilities	$406	$362
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Notes to Consolidated Financial Statements
(unaudited)
Note 1 – Summary of Significant Accounting Policies
Unaudited Interim Financial Statements
The consolidated financial statements of Tesla, Inc. (“Tesla”, the “Company”, “we”, “us” or “our”), including the consolidated balance sheet as of March 31, 2024, the consolidated statements of operations, the consolidated statements of comprehensive income, the consolidated statements of redeemable noncontrolling interests and equity, and the consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Revenue Recognition
Revenue by source
The following table disaggregates our revenue by major source (in millions):

	Three Months Ended March 31,
	2024	2023
Automotive sales	$16,460	$18,878
Automotive regulatory credits	442	521
Energy generation and storage sales	1,522	1,413
Services and other	2,288	1,837
Total revenues from sales and services	20,712	22,649
Automotive leasing	476	564
Energy generation and storage leasing	113	116
Total revenues	$21,301	$23,329
Automotive Segment
Automotive Sales
Deferred revenue related to the access to our Full Self Driving (Supervised) (“FSD”) Capability features and their ongoing maintenance, internet connectivity, free Supercharging programs and over-the-air software updates primarily on automotive sales amounted to $3.50 billion and $3.54 billion as of March 31, 2024 and December 31, 2023, respectively.

Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Revenue recognized from the deferred revenue balances as of December 31, 2023 and 2022 was $281 million and $134 million for the three months ended March 31, 2024 and 2023, respectively. Of the total deferred revenue balance as of March 31, 2024, we expect to recognize $848 million of revenue in the next 12 months. The remaining balance will be recognized at the time of transfer of control of the product or over the performance period.
We have financing receivables on our consolidated balance sheets related to loans we provide for financing our automotive deliveries. As of March 31, 2024 and December 31, 2023, we have current net financing receivables of $241 million and $242 million, respectively, in Accounts receivable, net, and $971 million and $1.04 billion, respectively, in Other non-current assets for the long-term portion.
Automotive Leasing Revenue
Direct Sales-Type Leasing Program
Lease receivables relating to sales-type leases are presented on the consolidated balance sheets as follows (in millions):

	March 31, 2024	December 31, 2023
Gross lease receivables	$702	$780
Unearned interest income	(66)	(78)
Allowance for expected credit losses	(6)	(6)
Net investment in sales-type leases	$630	$696

Reported as:
Prepaid expenses and other current assets	$184	$189
Other non-current assets	446	507
Net investment in sales-type leases	$630	$696
Energy Generation and Storage Segment
Energy Generation and Storage Sales
We record as deferred revenue any non-refundable amounts that are collected from customers related to prepayments, which is recognized as revenue ratably over the respective customer contract term. As of March 31, 2024 and December 31, 2023, deferred revenue related to such customer payments amounted to $1.78 billion and $1.60 billion, respectively, mainly due to contractual payment terms. Revenue recognized from the deferred revenue balances as of December 31, 2023 and 2022 was $417 million and $230 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $3.86 billion. Of this amount, we expect to recognize $1.00 billion in the next 12 months and the rest over the remaining performance obligation period.
We have financing receivables on our consolidated balance sheets related to loans we provide for financing our energy products. As of March 31, 2024 and December 31, 2023, we have current net financing receivables of $32 million and $31 million, respectively, in Accounts receivable, net, and $608 million and $578 million, respectively, in Other non-current assets for the long-term portion.

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
Our provision for or benefit from income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Net Income per Share of Common Stock Attributable to Common Stockholders
The following table presents the reconciliation of net income attributable to common stockholders to net income used in computing basic and diluted net income per share of common stock (in millions):

	Three Months Ended March 31,
	2024	2023
Net income attributable to common stockholders	$1,129	$2,513
Less: Buy-out of noncontrolling interest	(42)	(5)
Net income used in computing basic and diluted net income per share of common stock	$1,171	$2,518
The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income per share of common stock attributable to common stockholders (in millions):

	Three Months Ended March 31,
	2024	2023
Weighted average shares used in computing net income per share of common stock, basic	3,186	3,166
Add:
Stock-based awards	286	289
Convertible senior notes	1	2
Warrants	11	11
Weighted average shares used in computing net income per share of common stock, diluted	3,484	3,468
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common stock attributable to common stockholders, because their effect was anti-dilutive (in millions):

	Three Months Ended March 31,
	2024	2023
Stock-based awards	23	25

Restricted Cash
Our total cash and cash equivalents and restricted cash, as presented in the consolidated statements of cash flows, was as follows (in millions):

	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
Cash and cash equivalents	$11,805	$16,398	$16,048	$16,253
Restricted cash included in prepaid expenses and other current assets	363	543	486	294
Restricted cash included in other non-current assets	296	248	236	377
Total as presented in the consolidated statements of cash flows	$12,464	$17,189	$16,770	$16,924
Accounts Receivable and Allowance for Doubtful Accounts
Depending on the day of the week on which the end of a fiscal quarter falls, our accounts receivable balance may fluctuate as we are waiting for certain customer payments to clear through our banking institutions and receipts of payments from our financing partners, which can take up to approximately two weeks based on the contractual payment terms with such partners. Our accounts receivable balances associated with our sales of regulatory credits are dependent on contractual payment terms. Additionally, government rebates can take up to a year or more to be collected depending on the customary processing timelines of the specific jurisdictions issuing them. These various factors may have a significant impact on our accounts receivable balance from period to period. As of March 31, 2024 and December 31, 2023, government rebates receivable was $572 million and $378 million, respectively, in Accounts receivable, net for the current portion and $45 million and $207 million, respectively, in Other non-current assets for the long-term portion in our consolidated balance sheets.
Financing Receivables
As of March 31, 2024 and December 31, 2023, the vast majority of our financing receivables were at current status with an immaterial balance being past due. As of March 31, 2024 and December 31, 2023, the majority of our financing receivables, excluding MyPower notes receivable, were originated in 2023 and 2022.
As of March 31, 2024 and December 31, 2023, the total outstanding balance of MyPower customer notes receivable, net of allowance for expected credit losses, was $263 million and $266 million, respectively, of which $5 million was due in the next 12 months. As of March 31, 2024 and December 31, 2023, the allowance for expected credit losses was $36 million.
Concentration of Risk
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, investments, restricted cash, accounts receivable and other finance receivables. Our cash and investments balances are primarily on deposit at high credit quality financial institutions or invested in U.S. government securities, commercial paper, corporate debt securities and money market funds. These deposits are typically in excess of insured limits. As of March 31, 2024 and December 31, 2023, no entity represented 10% or more of our total receivables balance.
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

Warranties
Accrued warranty activity consisted of the following (in millions):

	Three Months Ended March 31,
	2024	2023
Accrued warranty—beginning of period	$5,152	$3,505
Warranty costs incurred	(328)	(280)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	(18)	208
Provision for warranty	547	532
Accrued warranty—end of period	$5,353	$3,965
Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is also permitted. This ASU will likely result in us including the additional required disclosures when adopted. We are currently evaluating the provisions of this ASU and expect to adopt them for the year ending December 31, 2024.
In December 2023, the FASB issued ASU No. 2023-08, Accounting for and Disclosure of Crypto Assets (Subtopic 350-60). This ASU requires certain crypto assets to be measured at fair value separately on the balance sheet and in the income statement each reporting period. This ASU also enhances the other intangible asset disclosure requirements by requiring the name, cost basis, fair value, and number of units for each significant crypto asset holding. The ASU is effective for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. Adoption of the ASU requires a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which an entity adopts the amendments. Early adoption is also permitted, including adoption in an interim period. However, if the ASU is early adopted in an interim period, an entity must adopt the ASU as of the beginning of the fiscal year that includes the interim period. This ASU will result in gains and losses recorded in the consolidated financial statements of operations and additional disclosures when adopted. We are currently evaluating the adoption of this ASU and it could materially affect the carrying value of our crypto assets held and the gains and losses relating thereto, depending on the fair value at adoption.
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted.

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

	March 31, 2024				December 31, 2023
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money market funds	$368	$368	$—	$—	$109	$109	$—	$—
U.S. government securities	4,122	—	4,122	—	5,136	—	5,136	—
Corporate debt securities	420	—	420	—	480	—	480	—
Certificates of deposit and time deposits	8,155	—	8,155	—	6,996	—	6,996	—
Commercial paper	2,411	—	2,411	—	470	—	470	—
Total	$15,476	$368	$15,108	$—	$13,191	$109	$13,082	$—
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
Our cash, cash equivalents and investments classified by security type as of March 31, 2024 and December 31, 2023 consisted of the following (in millions):

	March 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$11,387	$—	$—	$11,387	$11,387	$—
Money market funds	368	—	—	368	368	—
U.S. government securities	4,124	—	(2)	4,122	—	4,122
Corporate debt securities	423	1	(4)	420	—	420
Certificates of deposit and time deposits	8,155	—	—	8,155	—	8,155
Commercial paper	2,414	—	(3)	2,411	50	2,361
Total cash, cash equivalents and short-term investments	$26,871	$1	$(9)	$26,863	$11,805	$15,058

	December 31, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$15,903	$—	$—	$15,903	$15,903	$—
Money market funds	109	—	—	109	109	—
U.S. government securities	5,136	1	(1)	5,136	277	4,859
Corporate debt securities	485	1	(6)	480	—	480
Certificates of deposit and time deposits	6,995	1	—	6,996	—	6,996
Commercial paper	470	—	—	470	109	361
Total cash, cash equivalents and short-term investments	$29,098	$3	$(7)	$29,094	$16,398	$12,696
We record gross realized gains, losses and credit losses as a component of Other income (expense), net in the consolidated statements of operations. For the three months ended March 31, 2024 and 2023, we did not recognize any material gross realized gains, losses or credit losses. The ending allowance balances for credit losses were immaterial as of March 31, 2024 and December 31, 2023. We have determined that the gross unrealized losses on our investments as of March 31, 2024 and December 31, 2023 were temporary in nature.
The following table summarizes the fair value of our investments by stated contractual maturities as of March 31, 2024 (in millions):

Due in 1 year or less	$14,805
Due in 1 year through 5 years	231
Due in 5 years through 10 years	22
Total	$15,058
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
We estimate the fair value of the 2024 Notes using commonly accepted valuation methodologies and market-based risk measurements that are indirectly observable, such as credit risk (Level II). In addition, we estimate the fair values of our digital assets based on quoted prices in active markets (Level I). The following table presents the estimated fair values and the carrying values (in millions):

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Notes	$21	$180	$37	$443
Digital assets, net	$184	$821	$184	$487

Note 3 – Inventory
Our inventory consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Raw materials	$5,584	$5,390
Work in process	2,507	2,016
Finished goods (1)	6,747	5,049
Service parts	1,195	1,171
Total	$16,033	$13,626
(1)Finished goods inventory includes products-in-transit to fulfill customer orders, new vehicles available for sale, used vehicles and energy products available for sale.
We write-down inventory for any excess or obsolete inventory or when we believe that the net realizable value of inventory is less than the carrying value. During the three months ended March 31, 2024 and 2023, we recorded write-downs of $39 million in Cost of revenues in the consolidated statements of operations.
Note 4 – Property, Plant and Equipment, Net
Our property, plant and equipment, net, consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Machinery, equipment, vehicles and office furniture	$16,942	$16,309
Tooling	3,480	3,129
Leasehold improvements	3,291	3,136
Land and buildings	9,852	9,498
AI infrastructure	2,255	1,510
Computer equipment, hardware and software	2,534	2,409
Construction in progress	5,934	5,791
	44,288	41,782
Less: Accumulated depreciation	(12,852)	(12,057)
Total	$31,436	$29,725
Construction in progress is primarily comprised of ongoing construction and expansion of our facilities, equipment and tooling related to the manufacturing of our products as well as construction related to our AI infrastructure.
Depreciation expense during the three months ended March 31, 2024 and 2023 was $929 million and $722 million, respectively.

Note 5 – Accrued Liabilities and Other
Our accrued liabilities and other current liabilities consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Accrued purchases (1)	$2,635	$2,721
Accrued warranty reserve, current portion	1,605	1,546
Payroll and related costs	1,464	1,325
Taxes payable (2)	1,186	1,204
Customer deposits	888	876
Operating lease liabilities, current portion	704	672
Sales return reserve, current portion	195	219
Other current liabilities	566	517
Total	$9,243	$9,080
(1)Accrued purchases primarily reflects receipts of goods and services for which we had not yet been invoiced. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.
(2)Taxes payable includes value added tax, income tax, sales tax, property tax and use tax payables.
Note 6 – Other Long-Term Liabilities
Our other long-term liabilities consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Operating lease liabilities	$3,847	$3,671
Accrued warranty reserve	3,748	3,606
Other non-current liabilities	885	876
Total other long-term liabilities	$8,480	$8,153
Note 7 – Debt
The following is a summary of our debt and finance leases as of March 31, 2024 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Unused Committed Amount (1)	Contractual Interest Rates	Contractual Maturity Date
	Current	Long-Term
Recourse debt:
2024 Notes	$21	$—	$21	$—	2.00%	May 2024
RCF Credit Agreement	—	—	—	5,000	Not applicable	January 2028
Solar Bonds	1	6	7	—	4.70-5.75%	March 2025-January 2031
Other	26	—	26	—	5.20%	December 2026
Total recourse debt	48	6	54	5,000
Non-recourse debt:
Automotive Asset-backed Notes	2,054	2,405	4,475	—	0.60-6.57%	December 2024-May 2031
Solar Asset-backed Notes	4	7	12	—	4.80%	December 2026
Cash Equity Debt	29	321	359	—	5.25-5.81%	July 2033-January 2035
Total non-recourse debt	2,087	2,733	4,846	—
Total debt	2,135	2,739	$4,900	$5,000
Finance leases	326	160
Total debt and finance leases	$2,461	$2,899

The following is a summary of our debt and finance leases as of December 31, 2023 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Unused Committed Amount (1)	Contractual Interest Rates	Contractual Maturity Date
	Current	Long-Term
Recourse debt:
2024 Notes	$37	$—	$37	$—	2.00%	May 2024
RCF Credit Agreement	—	—	—	5,000	Not applicable	January 2028
Solar Bonds	—	7	7	—	4.70-5.75%	March 2025-January 2031
Other	—	—	—	28	Not applicable	December 2026
Total recourse debt	37	7	44	5,028
Non-recourse debt:
Automotive Asset-backed Notes	1,906	2,337	4,259	—	0.60-6.57%	July 2024-May 2031
Solar Asset-backed Notes	4	8	13	—	4.80%	December 2026
Cash Equity Debt	28	330	367	—	5.25-5.81%	July 2033-January 2035
Total non-recourse debt	1,938	2,675	4,639	—
Total debt	1,975	2,682	$4,683	$5,028
Finance leases	398	175
Total debt and finance leases	$2,373	$2,857
(1)There are no restrictions on draw-down or use for general corporate purposes with respect to any available committed funds under our RCF Credit Agreement, except certain specified conditions prior to draw-down. Refer to the notes to the consolidated financial statements included in our reporting on Form 10-K for the year ended December 31, 2023 for the terms of the facility.
Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to debt discounts or deferred issuance costs. As of March 31, 2024, we were in material compliance with all financial debt covenants.
2024 Notes
As of March 31, 2024, holders of the 2024 Notes have the option to convert and the 2024 Notes are set to mature in May 2024.
Automotive Asset-backed Notes
In the first quarter of 2024, we transferred beneficial interests related to certain leased vehicles into a special purpose entity and issued $750 million in aggregate principal amount of Automotive Asset-backed Notes, with terms similar to our other previously issued Automotive Asset-backed Notes. The proceeds from the issuance, net of debt issuance costs, were $747 million.
Note 8 – Equity Incentive Plans
Other Performance-Based Grants
From time to time, the Compensation Committee of our Board of Directors grants certain employees performance-based restricted stock units and stock options.
As of March 31, 2024, we had unrecognized stock-based compensation expense of $613 million under these grants to purchase or receive an aggregate 5.0 million shares of our common stock. For awards probable of achievement, we estimate the unrecognized stock-based compensation expense of $104 million will be recognized over a weighted-average period of 4.8 years.
For the three months ended March 31, 2024 and 2023, stock-based compensation expense related to these grants, net of forfeitures, were immaterial.

Summary Stock-Based Compensation Information
The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$202	$192
Research and development	212	134
Selling, general and administrative	110	92
Total	$524	$418
Note 9 – Income Taxes
Our effective tax rate was 26% percent for the three months ended March 31, 2024, compared to 9% for the three months ended March 31, 2023. The increase in our effective tax rate is primarily due to the impact of releasing the valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2023 and changes in the mix of our jurisdictional earnings.
Our effective tax rates for the first three months of 2024 and 2023 differed from the U.S. federal statutory rate of 21% primarily due to the mix of our jurisdictional earnings subject to different tax rates, impact of valuation allowances on our deferred tax assets, as well as benefits from our U.S. tax credits and the Inflation Reduction Act of 2022 (“IRA”) manufacturing credits.
We are subject to tax examinations in the U.S. federal, state, and foreign jurisdictions. Given the uncertainty in timing and outcome of our tax examinations, an estimate of the range of the reasonably possible change in gross unrecognized tax benefits within twelve months cannot be made at this time.
Note 10 – Commitments and Contingencies
Operating Lease Arrangements in Buffalo, New York and Shanghai, China
For a description of our operating lease arrangements in Buffalo, New York, and Shanghai, China, refer to Note 15, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2023. As of March 31, 2024, we expect to meet the requirements under these arrangements, as may be modified from time to time, based on our current and anticipated level of operations.
Legal Proceedings
Litigation Relating to 2018 CEO Performance Award
On June 4, 2018, a purported Tesla stockholder filed a putative class and derivative action in the Delaware Court of Chancery against Elon Musk and the members of Tesla’s board of directors as then constituted, alleging corporate waste, unjust enrichment and that such board members breached their fiduciary duties by approving the stock-based compensation plan awarded to Elon Musk in 2018 (the “2018 CEO Performance Award”). Trial was held November 14-18, 2022. Post-trial briefing and argument are now complete. On January 30, 2024, the Court issued an opinion ordering recission of Mr. Musk’s 2018 compensation plan. Plaintiff’s counsel have filed a brief seeking a fee award of 29,402,900 Tesla shares, plus expenses of $1,120,115.50. Tesla’s opposition to the fee request is due on June 7, 2024, and a hearing is scheduled for July 8, 2024. On April 17, 2024, Tesla filed a preliminary proxy statement which included a number of proposals, including a proposal to ratify the 2018 CEO Performance Award.
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
On October 21, 2022, a lawsuit was filed in the Delaware Court of Chancery by a purported shareholder of Tesla alleging, among other things, that board members breached their fiduciary duties in connection with their oversight of the Company’s 2018 settlement with the SEC, as amended. Among other things, the plaintiff seeks reforms to the Company’s corporate governance and internal procedures, unspecified damages, and attorneys’ fees. The parties reached an agreement to stay the case until June 3, 2024.
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
Litigation and Investigations Relating to Alleged Discrimination and Harassment
On October 4, 2021, in a case captioned Diaz v. Tesla, a jury in the Northern District of California returned a verdict against Tesla on claims by a former contingent worker that he was subjected to race discrimination while assigned to work at Tesla’s Fremont Factory from 2015-2016. A retrial was held starting on March 27, 2023, after which a jury returned a verdict of $3,175,000. As a result, the damages awarded against Tesla were reduced from an initial $136.9 million (October 4, 2021) down to $15 million (April 13, 2022), and then further down to $3.175 million (April 3, 2023). On November 2, 2023, the plaintiff filed a notice of appeal, and on November 16, 2023, Tesla filed a notice of cross appeal. In March 2024, the parties reached a confidential settlement resolving all claims in this matter.

On February 9, 2022, shortly after the first Diaz jury verdict, the California Civil Rights Department (“CRD,” formerly “DFEH”) filed a civil complaint against Tesla in Alameda County, California Superior Court, alleging systemic race discrimination, hostile work environment and pay equity claims, among others. CRD’s amended complaint seeks monetary damages and injunctive relief. On September 22, 2022, Tesla filed a cross complaint against CRD, alleging that it violated the Administrative Procedures Act by failing to follow statutory pre-requisites prior to filing suit and that cross complaint was subject to a sustained demurrer, which Tesla later amended and refiled. The case is currently in discovery. Trial is scheduled for October 14, 2024.
Additionally, on June 1, 2022 the Equal Employment Opportunity Commission (“EEOC”) issued a cause finding against Tesla that closely parallels the CRD’s allegations. On September 28, 2023, the EEOC filed a civil complaint against Tesla in the United States District Court for the Northern District of California asserting claims for race harassment and retaliation and seeking, among other things, monetary and injunctive relief. On December 18, 2023, Tesla filed a motion to stay the case. Separately, on December 26, 2023, Tesla filed a motion to dismiss the case. Both motions were subsequently denied.
On June 16, 2022, two Tesla stockholders filed separate derivative actions in the U.S. District Court for the Western District of Texas, purportedly on behalf of Tesla, against certain of Tesla’s current and former directors. Both suits assert claims for breach of fiduciary duty, unjust enrichment, and violation of the federal securities laws in connection with alleged race and gender discrimination and sexual harassment. Among other things, plaintiffs seek declaratory and injunctive relief, unspecified damages payable to Tesla, and attorneys’ fees. On July 22, 2022, the Court consolidated the two cases and on September 6, 2022, plaintiffs filed a consolidated complaint. On November 7, 2022, the defendants filed a motion to dismiss the case and on September 15, 2023, the Court dismissed the action but granted plaintiffs leave to file an amended complaint. On November 2, 2023, plaintiff filed an amended complaint purportedly on behalf of Tesla, against Elon Musk. On December 19, 2023, the defendants moved to dismiss the amended complaint, which the Court granted on April 12, 2024, with leave for the Plaintiffs to amend.
Other Litigation Related to Our Products and Services
We are also subject to various lawsuits that seek monetary and other injunctive relief. These lawsuits include proposed class actions and other consumer claims that allege, among other things, purported defects and misrepresentations related to our products and services. For example, on September 14, 2022, a proposed class action was filed against Tesla, Inc. and related entities in the U.S. District Court for the Northern District of California, alleging various claims about the Company’s driver assistance technology systems under state and federal law. This case was later consolidated with several other proposed class actions, and a Consolidated Amended Complaint was filed on October 28, 2022, which seeks damages and other relief on behalf of all persons who purchased or leased from Tesla between January 1, 2016 to the present. On October 5, 2022, a proposed class action complaint was filed in the U.S. District Court for the Eastern District of New York asserting similar state and federal law claims against the same defendants. On September 30, 2023, the Court dismissed this action with leave to amend the complaint. On November 20, 2023, the plaintiff moved to amend the complaint, which Tesla opposed. On March 22, 2023, the plaintiffs in the Northern District of California consolidated action filed a motion for a preliminary injunction to order Tesla to (1) cease using the term “Full Self-Driving Capability” (FSD Capability), (2) cease the sale and activation of FSD Capability and deactivate FSD Capability on Tesla vehicles, and (3) provide certain notices to consumers about proposed court-findings about the accuracy of the use of the terms Autopilot and FSD Capability. Tesla opposed the motion. On September 30, 2023, the Court denied the request for a preliminary injunction, compelled four of five plaintiffs to arbitration, and dismissed the claims of the fifth plaintiff with leave to amend the complaint. On October 31, 2023, the remaining plaintiff in the Northern District of California action filed an amended complaint, which Tesla has moved to dismiss. On October 2, 2023, a similar proposed class action was filed in San Diego County Superior Court in California. Tesla subsequently removed the San Diego County case to federal court and on January 8, 2024, the federal court granted Tesla’s motion to transfer the case to the U.S. District Court for the Northern District of California.
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

On March 14, 2023, a proposed class action was filed against Tesla, Inc. in the U.S. District Court for the Northern District of California. Several similar complaints have also been filed in the same court and these cases have now all been consolidated. These complaints allege that Tesla violates federal antitrust and warranty laws through its repair, service, and maintenance practices and seeks, among other relief, damages for persons who paid Tesla for repairs services or Tesla compatible replacement parts from March 2019 to March 2023. On July 17, 2023, these plaintiffs filed a consolidated amended complaint. On September 27, 2023, the court granted Tesla’s motion to compel arbitration as to three of the plaintiffs, and on November 17, 2023, the court granted Tesla’s motion to dismiss without prejudice. The plaintiffs filed a Consolidated Second Amended Complaint on December 12, 2023, which Tesla has moved to dismiss. Plaintiffs also appealed the court’s arbitration order, which was denied.
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

Note 11 – Variable Interest Entity Arrangements
The aggregate carrying values of the variable interest entities’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in millions):

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$51	$66
Accounts receivable, net	17	13
Prepaid expenses and other current assets	345	361
Total current assets	413	440
Solar energy systems, net	2,587	3,278
Other non-current assets	334	369
Total assets	$3,334	$4,087
Liabilities
Current liabilities
Accrued liabilities and other	$29	$67
Deferred revenue	5	6
Current portion of debt and finance leases	1,905	1,564
Total current liabilities	1,939	1,637
Deferred revenue, net of current portion	86	99
Debt and finance leases, net of current portion	1,997	2,041
Total liabilities	$4,022	$3,777
Note 12 – Segment Reporting and Information about Geographic Areas
We have two operating and reportable segments: (i) automotive and (ii) energy generation and storage. The following table presents revenues and gross profit by reportable segment (in millions):

	Three Months Ended March 31,
	2024	2023
Automotive segment
Revenues	$19,666	$21,800
Gross profit	$3,293	$4,343
Energy generation and storage segment
Revenues	$1,635	$1,529
Gross profit	$403	$168
The following table presents revenues by geographic area based on the sales location of our products (in millions):

	Three Months Ended March 31,
	2024	2023
United States	$9,762	$11,247
China	4,592	4,891
Other international	6,947	7,191
Total	$21,301	$23,329

The following table presents long-lived assets by geographic area (in millions):

	March 31, 2024	December 31, 2023
United States	$28,274	$26,629
Germany	4,228	4,258
China	2,755	2,820
Other international	1,341	1,247
Total	$36,598	$34,954
The following table presents inventory by reportable segment (in millions):

	March 31, 2024	December 31, 2023
Automotive	$13,587	$11,139
Energy generation and storage	2,446	2,487
Total	$16,033	$13,626
Note 13 – Restructuring and Other
In April 2024, we initiated certain restructuring actions in order to reduce costs and improve efficiency. As a result, we expect to recognize in excess of $350 million of costs primarily related to employee termination expenses in the second quarter of 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.
Overview
Our mission is to accelerate the world’s transition to sustainable energy. We design, develop, manufacture, lease and sell high-performance fully electric vehicles, solar energy generation systems and energy storage products. We also offer maintenance, installation, operation, charging, insurance, financial and other services related to our products. Additionally, we are increasingly focused on products and services based on AI, robotics and automation.
In 2024, we produced approximately 433,000 consumer vehicles and delivered approximately 387,000 consumer vehicles through the first quarter. We are focused on profitable growth, including by leveraging existing factories and production lines to introduce new and more affordable products, increasing vehicle production, utilized capacity and delivery capabilities, reducing costs, improving and developing our vehicles and battery technologies, vertically integrating and localizing our supply chain, further improving and deploying our FSD capabilities, including through our planned robotaxi product, and expanding our global infrastructure, including our service and charging infrastructure.
In 2024, we deployed 4.05 GWh of energy storage products through the first quarter. We are focused on ramping the production and increasing the market penetration of our energy storage products.
During the three months ended March 31, 2024, we recognized total revenues of $21.30 billion, representing a decrease of $2.03 billion, compared to the prior year. During the three months ended March 31, 2024, our net income attributable to common stockholders was $1.13 billion, representing an unfavorable change of $1.38 billion, compared to the same period in the prior year. We continue to ramp production and build and optimize our manufacturing capacity, expand our operations while focusing on further cost reductions and operational efficiencies to enable increased deliveries and deployments of our products, and invest in research and development to accelerate our AI, software, and fleet-based profits for further revenue growth.
We ended the first quarter of 2024 with $26.86 billion in cash and cash equivalents and investments, representing a decrease of $2.23 billion from the end of 2023. Our cash flows provided by operating activities during the three months ended March 31, 2024 and 2023 were $242 million and $2.51 billion, respectively, representing a decrease of $2.27 billion. Capital expenditures amounted to $2.77 billion during the three months ended March 31, 2024, compared to $2.07 billion during the same period ended March 31, 2023, representing an increase of $701 million. Overall growth has allowed our business to generally fund itself, and we will continue investing in a number of capital-intensive projects and research and development in upcoming periods.
Management Opportunities, Challenges and Uncertainties and 2024 Outlook
Automotive—Production
The following is a summary of the status of production of each of our announced vehicle models in production and under development, as of the date of this Quarterly Report on Form 10-Q:

Production Location	Vehicle Model(s)	Production Status
Fremont Factory	Model S / Model X	Active
	Model 3 / Model Y	Active
Gigafactory Shanghai	Model 3 / Model Y	Active
Gigafactory Berlin-Brandenburg	Model Y	Active
Gigafactory Texas	Model Y	Active
	Cybertruck	Active
Gigafactory Nevada	Tesla Semi	Pilot production
Various	Next Generation Platform	In development
TBD	Roadster	In development

We are focused on growing our manufacturing capacity, which includes capacity for manufacturing new vehicle models such as our Cybertruck and future vehicles utilizing aspects of our next generation platform, and ramping the production at our Gigafactories to their installed production capacities as well as increasing production rate and efficiency at our current factories. The next phase of production growth will depend on the continued ramp at our factories and be initiated by advances in autonomy and the introduction of new products, including those built on our next generation vehicle platform, as well as our ability to add to our available sources of battery cell supply by manufacturing our own cells that we are developing to have high-volume output, lower capital and production costs and longer range. Our goals are to improve vehicle performance, decrease production costs and increase affordability and customer awareness.
These plans are subject to uncertainties inherent in establishing and ramping manufacturing operations, which may be exacerbated by new product and manufacturing technologies we introduce, the number of concurrent international projects, any industry-wide component constraints, labor shortages and any future impact from events outside of our control. For example, during the first quarter of 2024, we experienced a sequential decline in production volumes partially caused by the early phase of the production ramp of the updated Model 3 at our Fremont factory, and factory shutdowns at Gigafactory Berlin-Brandenburg resulting from shipping diversions caused by the Red Sea conflict and an arson attack. Moreover, we have set ambitious technological targets with our plans for battery cells as well as for iterative manufacturing and design improvements for our vehicles with each new factory.
Automotive—Demand, Sales, Deliveries and Infrastructure
Our cost reduction efforts, cost innovation strategies, and additional localized procurement and manufacturing are key to our vehicles’ affordability and have allowed us to competitively price our vehicles. We will also continue to generate demand by improving our vehicles’ performance and functionality, including through product offerings and features based on artificial intelligence such as Autopilot, FSD (Supervised), and other software, and delivering new vehicles, such as our Cybertruck. In addition, we have been increasing awareness, and expanding our vehicle financing programs, including attractive leasing terms for our customers. Moreover, we expect to continue to benefit from ongoing electrification of the automotive sector and increasing environmental regulations and initiatives.
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

Energy Generation and Storage Demand, Production and Deployment
The long-term success of this business is dependent upon incremental volume growth. We continue to increase the production of our energy storage products to meet high levels of demand, including the construction of a new Megafactory in Shanghai and the ongoing ramp at our Megafactory in Lathrop, California. For Megapack, energy storage deployments can vary meaningfully quarter to quarter depending on the timing of specific project milestones. As these product lines grow, we will have to maintain adequate battery cell supply for our energy storage products.
Cash Flow and Capital Expenditure Trends
Our capital expenditures are typically difficult to project beyond the short-term given the number and breadth of our core projects at any given time, and may further be impacted by uncertainties in future global market conditions. We are simultaneously developing and ramping new products, building or ramping manufacturing facilities on three continents, piloting the development and manufacture of new battery cell technologies, expanding our Supercharger network and investing in autonomy and other artificial intelligence enabled training and products, and the pace of our capital spend may vary depending on overall priority among projects, the pace at which we meet milestones, production adjustments to and among our various products, increased capital efficiencies and the addition of new projects. Owing and subject to the foregoing as well as the pipeline of announced projects under development, all other continuing infrastructure growth and varying levels of inflation, we currently expect our capital expenditures to exceed $10.00 billion in 2024 and be between $8.00 to $10.00 billion in each of the following two fiscal years.
Our business has generally been consistently generating cash flow from operations in excess of our level of capital spend, and with better working capital management resulting in shorter days sales outstanding than days payable outstanding, our sales growth is also generally facilitating positive cash generation. We have and will continue to utilize such cash flows, among other things, to do more vertical integration, expand our product roadmap, invest in autonomy and provide financing options to our customers. At the same time, we are likely to see heightened levels of capital expenditures during certain periods depending on the specific pace of our capital-intensive projects and other potential variables such as rising material prices and increases in supply chain and labor expenses resulting from changes in global trade conditions and labor availability. Overall, we expect our ability to be self-funding to continue as long as macroeconomic factors support current trends in our sales.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Accounting Pronouncements
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Results of Operations
Revenues

	Three Months Ended March 31,		Change
(Dollars in millions)	2024	2023	$	%
Automotive sales	$16,460	$18,878	$(2,418)	(13)%
Automotive regulatory credits	442	521	(79)	(15)%
Automotive leasing	476	564	(88)	(16)%
Total automotive revenues	17,378	19,963	(2,585)	(13)%
Services and other	2,288	1,837	451	25%
Total automotive & services and other segment revenue	19,666	21,800	(2,134)	(10)%
Energy generation and storage segment revenue	1,635	1,529	106	7%
Total revenues	$21,301	$23,329	$(2,028)	(9)%

Automotive & Services and Other Segment
Automotive sales revenue decreased $2.42 billion, or 13%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to lower average selling price on our vehicles driven by overall price reductions year over year. Additionally, there was a decrease of approximately 27,000 combined Model 3 and Model Y cash deliveries partially due to the early phase of the production ramp of the updated Model 3 at our Fremont factory and factory shutdowns resulting from shipping diversions caused by the Red Sea conflict and an arson attack at Gigafactory Berlin-Brandenburg. The decreases were partially offset by an increase of approximately 7,000 deliveries of other models as we ramped our production of Cybertruck.
Automotive regulatory credits revenue decreased $79 million, or 15%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Automotive leasing revenue decreased $88 million, or 16%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease was primarily due to a decrease in direct sales-type leasing revenue driven by lower deliveries year over year.
Services and other revenue increased $451 million, or 25%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily due to increases in non-warranty maintenance services and collision revenue, insurance services revenue, paid Supercharging revenue and part sales revenue. Additionally, there was higher used vehicle revenue driven by increases in volume partially offset by a decrease in average selling price of used vehicles.
Energy Generation and Storage Segment
Energy generation and storage revenue increased $106 million, or 7%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was primarily due to an increase in average selling price of Megapack partially offset by a decrease in solar deployments.
Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change
(Dollars in millions)	2024	2023	$	%
Cost of revenues
Automotive sales	$13,897	$15,422	$(1,525)	(10)%
Automotive leasing	269	333	(64)	(19)%
Total automotive cost of revenues	14,166	15,755	(1,589)	(10)%
Services and other	2,207	1,702	505	30%
Total automotive & services and other segment cost of revenues	16,373	17,457	(1,084)	(6)%
Energy generation and storage segment	1,232	1,361	(129)	(9)%
Total cost of revenues	$17,605	$18,818	$(1,213)	(6)%

Gross profit total automotive	$3,212	$4,208
Gross margin total automotive	18.5%	21.1%

Gross profit total automotive & services and other segment	$3,293	$4,343
Gross margin total automotive & services and other segment	16.7%	19.9%

Gross profit energy generation and storage segment	$403	$168
Gross margin energy generation and storage segment	24.6%	11.0%

Total gross profit	$3,696	$4,511
Total gross margin	17.4%	19.3%

Automotive & Services and Other Segment
Cost of automotive sales revenue decreased $1.53 billion, or 10%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Cost of automotive sales revenue decreased due to a decrease in the average combined cost per unit of our vehicles primarily from lower raw material costs, freight and duties in addition to the changes in deliveries year over year as discussed. Additionally, there were higher costs for Cybertruck and the updated Model 3 at our Fremont factory as a result of the temporary under-utilization of manufacturing capacity as production ramps.
Cost of automotive leasing revenue decreased $64 million, or 19%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease was primarily due to a decrease in direct sales-type leasing cost of revenue driven by lower deliveries year over year.
Cost of services and other revenue increased $505 million, or 30%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was generally in line with the changes in services and other revenue as discussed above.
Gross margin for total automotive decreased from 21.1% to 18.5% in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease was driven by the changes in automotive sales revenue and cost of revenue as well as a decrease in regulatory credits revenue, as discussed above.
Gross margin for total automotive & services and other segment decreased from 19.9% to 16.7% in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to the automotive gross margin decrease discussed above.
Energy Generation and Storage Segment
Cost of energy generation and storage revenue decreased $129 million, or 9%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease was due to an increase in IRA manufacturing credits recognized year over year.
Gross margin for energy generation and storage increased from 11.0% to 24.6% in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was driven by the changes in energy generation and storage revenue and cost of revenue as discussed above.
Research and Development Expense

	Three Months Ended March 31,		Change
(Dollars in millions)	2024	2023	$	%
Research and development	$1,151	$771	$380	49%
As a percentage of revenues	5%	3%
Research and development (“R&D”) expenses increased $380 million, or 49%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The overall increase was primarily driven by additional costs year over year related to AI, advancement of our proprietary battery cell technologies and other programs.
R&D expenses as a percentage of revenue increased from 3% to 5% in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 as we continue to expand our product roadmap and technologies.
Selling, General and Administrative Expense

	Three Months Ended March 31,		Change
(Dollars in millions)	2024	2023	$	%
Selling, general and administrative	$1,374	$1,076	$298	28%
As a percentage of revenues	6%	5%

Selling, general and administrative (“SG&A”) expenses increased $298 million, or 28%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This was driven by a $176 million increase in employee and labor costs primarily from increased headcount, including professional services, a $62 million increase in facilities related expenses and a $41 million increase in promotions, advertising and other marketing expenses.
Interest Income

	Three Months Ended March 31,		Change
(Dollars in millions)	2024	2023	$	%
Interest income	$350	$213	$137	64%
Interest income increased $137 million, or 64%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. This increase was primarily due to higher interest earned on our cash and cash equivalents and short-term investments in the three months ended March 31, 2024 as compared to the prior period due to rising interest rates and our increasing portfolio balance.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
(Dollars in millions)	2024	2023	$	%
Other income (expense), net	$108	$(48)	$156	Not meaningful
Other income (expense), net, changed favorably by $156 million in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The favorable change was primarily due to fluctuations in foreign currency exchange rates on our intercompany balances. As our intercompany balances are significant in nature and as we do not typically hedge foreign currency risk, we can experience significant fluctuations in foreign currency exchange rate gains and losses from period to period.
Provision for Income Taxes

	Three Months Ended March 31,		Change
(Dollars in millions)	2024	2023	$	%
Provision for income taxes	$409	$261	$148	57%
Effective tax rate	26%	9%
Our provision for income taxes increased by $148 million in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Our effective tax rate increased from 9% to 26% in the three months ended March 31, 2024 as compared to the prior period. These increases are primarily due to the impact of releasing the valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2023 and changes in mix of jurisdictional earnings.
See Note 9, Income Taxes, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
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
Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following March 31, 2024, as well as in the long-term.
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
As discussed in and subject to the considerations referenced in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Opportunities, Challenges and Uncertainties and 2024 Outlook—Cash Flow and Capital Expenditure Trends in this Quarterly Report on Form 10-Q, we currently expect our capital expenditures to support our projects globally to exceed $10.00 billion in 2024 and be between $8.00 to $10.00 billion in each of the following two fiscal years. We also have certain obligations in connection with our operations at Gigafactory New York and Gigafactory Shanghai, as outlined in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Material Cash Requirements in our Annual Report on Form 10-K for the year ended December 31, 2023.
As of March 31, 2024, we and our subsidiaries had outstanding $4.90 billion in aggregate principal amount of indebtedness, of which $2.14 billion is scheduled to become due in the succeeding 12 months. For details regarding our indebtedness, refer to Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Sources and Conditions of Liquidity
Our sources to fund our material cash requirements are predominantly from our deliveries and servicing of new and used vehicles, sales and installations of our energy storage products, interest income, and proceeds from debt facilities and equity offerings, when applicable.
As of March 31, 2024, we had $11.81 billion and $15.06 billion of cash and cash equivalents and short-term investments, respectively. Balances held in foreign currencies had a U.S. dollar equivalent of $3.47 billion and consisted primarily of Chinese yuan and euros. We had $5.00 billion of unused committed credit amounts as of March 31, 2024. For details regarding our indebtedness, refer to Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We continue adapting our strategy to meet our liquidity and risk objectives, such as investing in U.S. government securities and other investments, to do more vertical integration, expand our product roadmap and provide financing options to our customers.

Summary of Cash Flows

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Net cash provided by operating activities	$242	$2,513
Net cash used in investing activities	$(5,084)	$(2,484)
Net cash provided by (used in) financing activities	$196	$(233)
Cash Flows from Operating Activities
Net cash provided by operating activities decreased by $2.27 billion to $242 million during the three months ended March 31, 2024 from $2.51 billion during the three months ended March 31, 2023. This decrease was primarily due to unfavorable changes in net operating assets and liabilities of $1.19 billion and the decrease in net income excluding non-cash expenses, gains and losses of $1.08 billion.
Cash Flows from Investing Activities
Cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $2.77 billion for the three months ended March 31, 2024 and $2.07 billion for the three months ended March 31, 2023, mainly for global factory expansion, machinery and equipment and AI related capital expenditures as we expand or enhance our product roadmap. We also purchased $2.31 billion and $411 million of short-term investments, net of proceeds from maturities, for the three months ended March 31, 2024 and 2023, respectively.
Cash Flows from Financing Activities
Net cash from financing activities changed by $429 million to $196 million net cash provided by financing activities during the three months ended March 31, 2024 from $233 million net cash used in financing activities during the three months ended March 31, 2023. The change was primarily due to a $776 million increase in proceeds from issuances of debt, partially offset by a $289 million increase in repayments of debt and a $94 million increase in payments for buy-outs of noncontrolling interests in subsidiaries. See Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding our debt obligations.

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
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income before income taxes. These changes would have resulted in a gain or loss of $431 million at March 31, 2024 and $1.01 billion at December 31, 2023, assuming no foreign currency hedging.
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
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 10, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
In addition, each of the matters below is being disclosed pursuant to Item 103 of Regulation S-K because it relates to environmental regulations and aggregate civil penalties that we currently believe could potentially exceed $1 million. We believe that any proceeding that is material to our business or financial condition is likely to have potential penalties far in excess of such amount.
District attorneys in certain California counties conducted an investigation into Tesla’s waste segregation practices.
In February 2024, the Superior Court of California for the County of San Joaquin entered a stipulated judgment as agreed to by all parties to settle this matter. As part of the settlement terms, Tesla agreed to certain practices with respect to our waste management activities and payment of approximately $1.5 million in civil penalties and fees.
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, which could adversely affect our business, financial conditions and future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K, except as follows:
On February 5, 2024, Kathleen Wilson-Thompson, one of our directors, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 280,000 shares of our common stock, subject to certain conditions. The arrangement's expiration date is February 28, 2025.

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

Tesla, Inc.

Date: April 23, 2024	/s/ Vaibhav Taneja
Vaibhav Taneja
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)