Form 10-Q
period 2024-06-30
Tesla, Inc.
filed 2024-07-24
CIK 1318605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number: 001-34756
Tesla, Inc.
(Exact name of registrant as specified in its charter)

Texas	91-2197729
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Tesla Road Austin, Texas	78725
(Address of principal executive offices)	(Zip Code)
(512) 516-8177
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	TSLA	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 18, 2024, there were 3,194,640,415 shares of the registrant’s common stock outstanding.

TESLA, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tesla, Inc.
Consolidated Balance Sheets
(in millions, except per share data)
(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$14,635	$16,398
Short-term investments	16,085	12,696
Accounts receivable, net	3,737	3,508
Inventory	14,195	13,626
Prepaid expenses and other current assets	4,325	3,388
Total current assets	52,977	49,616
Operating lease vehicles, net	5,541	5,989
Solar energy systems, net	5,102	5,229
Property, plant and equipment, net	32,902	29,725
Operating lease right-of-use assets	4,563	4,180
Digital assets, net	184	184
Intangible assets, net	164	178
Goodwill	249	253
Deferred tax assets	6,692	6,733
Other non-current assets	4,458	4,531
Total assets	$112,832	$106,618
Liabilities
Current liabilities
Accounts payable	$13,056	$14,431
Accrued liabilities and other	9,616	9,080
Deferred revenue	2,793	2,864
Current portion of debt and finance leases	2,264	2,373
Total current liabilities	27,729	28,748
Debt and finance leases, net of current portion	5,481	2,857
Deferred revenue, net of current portion	3,357	3,251
Other long-term liabilities	9,002	8,153
Total liabilities	45,569	43,009
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests in subsidiaries	72	242
Equity
Stockholders’ equity
Preferred stock; $0.001 par value; 100 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 6,000 shares authorized; 3,194 and 3,185 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	36,443	34,892
Accumulated other comprehensive loss	(467)	(143)
Retained earnings	30,489	27,882
Total stockholders’ equity	66,468	62,634
Noncontrolling interests in subsidiaries	723	733
Total liabilities and equity	$112,832	$106,618
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Automotive sales	$18,530	$20,419	$34,990	$39,297
Automotive regulatory credits	890	282	1,332	803
Automotive leasing	458	567	934	1,131
Total automotive revenues	19,878	21,268	37,256	41,231
Energy generation and storage	3,014	1,509	4,649	3,038
Services and other	2,608	2,150	4,896	3,987
Total revenues	25,500	24,927	46,801	48,256
Cost of revenues
Automotive sales	15,962	16,841	29,859	32,263
Automotive leasing	245	338	514	671
Total automotive cost of revenues	16,207	17,179	30,373	32,934
Energy generation and storage	2,274	1,231	3,506	2,592
Services and other	2,441	1,984	4,648	3,686
Total cost of revenues	20,922	20,394	38,527	39,212
Gross profit	4,578	4,533	8,274	9,044
Operating expenses
Research and development	1,074	943	2,225	1,714
Selling, general and administrative	1,277	1,191	2,651	2,267
Restructuring and other	622	—	622	—
Total operating expenses	2,973	2,134	5,498	3,981
Income from operations	1,605	2,399	2,776	5,063
Interest income	348	238	698	451
Interest expense	(86)	(28)	(162)	(57)
Other income, net	20	328	128	280
Income before income taxes	1,887	2,937	3,440	5,737
Provision for income taxes	393	323	802	584
Net income	1,494	2,614	2,638	5,153
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	16	(89)	31	(63)
Net income attributable to common stockholders	$1,478	$2,703	$2,607	$5,216

Net income per share of common stock attributable to common stockholders
Basic	$0.46	$0.85	$0.83	$1.65
Diluted	$0.42	$0.78	$0.76	$1.50
Weighted average shares used in computing net income per share of common stock
Basic	3,191	3,171	3,189	3,168
Diluted	3,481	3,478	3,483	3,473
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$1,494	$2,614	$2,638	$5,153
Other comprehensive (loss) income:
Foreign currency translation adjustment	(72)	(184)	(324)	(54)
Unrealized net gain (loss) on investments, net of tax	4	(5)	—	1
Net loss realized and included in net income	—	4	—	4
Comprehensive income	1,426	2,429	2,314	5,104
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	16	(89)	31	(63)
Comprehensive income attributable to common stockholders	$1,410	$2,518	$2,283	$5,167
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
(in millions)
(unaudited)

Three Months Ended June 30, 2024	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of March 31, 2024	$73	3,189	$3	$35,763	$(399)	$29,011	$64,378	$729	$65,107
Issuance of common stock for equity incentive awards	—	5	—	196	—	—	196	—	196
Stock-based compensation	—	—	—	484	—	—	484	—	484
Distributions to noncontrolling interests	(2)	—	—	—	—	—	—	(21)	(21)
Net income	1	—	—	—	—	1,478	1,478	15	1,493
Other comprehensive loss	—	—	—	—	(68)	—	(68)	—	(68)
Balance as of June 30, 2024	$72	3,194	$3	$36,443	$(467)	$30,489	$66,468	$723	$67,191

Six Months Ended June 30, 2024	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of December 31, 2023	$242	3,185	$3	$34,892	$(143)	$27,882	$62,634	$733	$63,367
Issuance of common stock for equity incentive awards	—	9	—	447	—	—	447	—	447
Stock-based compensation	—	—	—	1,062	—	—	1,062	—	1,062
Distributions to noncontrolling interests	(8)	—	—	—	—	—	—	(37)	(37)
Buy-outs of noncontrolling interests	(166)	—	—	42	—	—	42	—	42
Net income	4	—	—	—	—	2,607	2,607	27	2,634
Other comprehensive loss	—	—	—	—	(324)	—	(324)	—	(324)
Balance as of June 30, 2024	$72	3,194	$3	$36,443	$(467)	$30,489	$66,468	$723	$67,191

Three Months Ended June 30, 2023	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of March 31, 2023	$407	3,169	$3	$32,878	$(225)	$15,398	$48,054	$774	$48,828
Issuance of common stock for equity incentive awards	—	5	—	63	—	—	63	—	63
Stock-based compensation	—	—	—	495	—	—	495	—	495
Distributions to noncontrolling interests	(9)	—	—	—	—	—	—	(28)	(28)
Buy-outs of noncontrolling interests	(3)	—	—	—	—	—	—	—	—
Net income	(107)	—	—	—	—	2,703	2,703	18	2,721
Other comprehensive income	—	—	—	—	(185)	—	(185)	—	(185)
Balance as of June 30, 2023	$288	3,174	$3	$33,436	$(410)	$18,101	$51,130	$764	$51,894

Six Months Ended June 30, 2023	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of December 31, 2022	$409	3,164	$3	$32,177	$(361)	$12,885	$44,704	$785	$45,489
Issuance of common stock for equity incentive awards	—	10	—	294	—	—	294	—	294
Stock-based compensation	—	—	—	960	—	—	960	—	960
Distributions to noncontrolling interests	(14)	—	—	—	—	—	—	(50)	(50)
Buy-outs of noncontrolling interests	(3)	—	—	5	—	—	5	(12)	(7)
Net income	(104)	—	—	—	—	5,216	5,216	41	5,257
Other comprehensive income	—	—	—	—	(49)	—	(49)	—	(49)
Balance as of June 30, 2023	$288	3,174	$3	$33,436	$(410)	$18,101	$51,130	$764	$51,894
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$2,638	$5,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	2,524	2,200
Stock-based compensation	963	863
Inventory and purchase commitments write-downs	146	217
Foreign currency transaction net unrealized gain	(90)	(283)
Deferred income taxes	133	(203)
Non-cash interest and other operating activities	63	59
Changes in operating assets and liabilities:
Accounts receivable	(285)	(504)
Inventory	(914)	(2,116)
Operating lease vehicles	(49)	(1,387)
Prepaid expenses and other assets	(1,630)	(1,631)
Accounts payable, accrued and other liabilities	249	2,549
Deferred revenue	106	661
Net cash provided by operating activities	3,854	5,578
Cash Flows from Investing Activities
Purchases of property and equipment excluding finance leases, net of sales	(5,043)	(4,132)
Purchases of solar energy systems, net of sales	(6)	(1)
Purchases of investments	(14,765)	(7,090)
Proceeds from maturities of investments	11,305	5,143
Proceeds from sales of investments	200	138
Business combinations, net of cash acquired	—	(76)
Net cash used in investing activities	(8,309)	(6,018)
Cash Flows from Financing Activities
Proceeds from issuances of debt	3,895	—
Repayments of debt	(1,222)	(543)
Proceeds from exercises of stock options and other stock issuances	448	294
Principal payments on finance leases	(206)	(222)
Debt issuance costs	(5)	(13)
Distributions paid to noncontrolling interests in subsidiaries	(50)	(67)
Payments for buy-outs of noncontrolling interests in subsidiaries	(124)	(10)
Net cash provided by (used in) financing activities	2,736	(561)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(116)	(44)
Net decrease in cash and cash equivalents and restricted cash	(1,835)	(1,045)
Cash and cash equivalents and restricted cash, beginning of period	17,189	16,924
Cash and cash equivalents and restricted cash, end of period	$15,354	$15,879
Supplemental Non-Cash Investing and Financing Activities
Acquisitions of property and equipment included in liabilities	$2,099	$1,831
Leased assets obtained in exchange for finance lease liabilities	$28	$4
Leased assets obtained in exchange for operating lease liabilities	$797	$1,083
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Notes to Consolidated Financial Statements
(unaudited)
Note 1 – Overview & Summary of Significant Accounting Policies
Overview
Tesla, Inc. (“Tesla”, the “Company”, “we”, “us” or “our”) was incorporated in the State of Delaware on July 1, 2003 and converted to a Texas corporation on June 13, 2024.
Unaudited Interim Financial Statements
The consolidated financial statements, including the consolidated balance sheet as of June 30, 2024, the consolidated statements of operations, the consolidated statements of comprehensive income, the consolidated statements of redeemable noncontrolling interests and equity for the three and six months ended June 30, 2024 and 2023, and the consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Revenue Recognition
Revenue by source
The following table disaggregates our revenue by major source (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Automotive sales	$18,530	$20,419	$34,990	$39,297
Automotive regulatory credits	890	282	1,332	803
Energy generation and storage sales	2,866	1,359	4,388	2,772
Services and other	2,608	2,150	4,896	3,987
Total revenues from sales and services	24,894	24,210	45,606	46,859
Automotive leasing	458	567	934	1,131
Energy generation and storage leasing	148	150	261	266
Total revenues	$25,500	$24,927	$46,801	$48,256
Automotive Segment
Automotive Sales
Deferred revenue related to the access to our Full Self Driving (Supervised) (“FSD”) Capability features and their ongoing maintenance, internet connectivity, free Supercharging programs and over-the-air software updates primarily on automotive sales amounted to $3.66 billion and $3.54 billion as of June 30, 2024 and December 31, 2023, respectively.

Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Revenue recognized from the deferred revenue balances as of December 31, 2023 and 2022 was $482 million and $256 million for the six months ended June 30, 2024 and 2023, respectively. Of the total deferred revenue balance as of June 30, 2024, we expect to recognize $940 million of revenue in the next 12 months. The remaining balance will be recognized at the time of transfer of control of the product or over the performance period.
We have financing receivables on our consolidated balance sheets related to loans we provide for financing our automotive deliveries. As of June 30, 2024 and December 31, 2023, we have current net financing receivables of $244 million and $242 million, respectively, in Accounts receivable, net, and $919 million and $1.04 billion, respectively, in Other non-current assets for the long-term portion.
We offer resale value guarantees to our commercial banking partners in connection with certain vehicle leasing programs. Under these programs, we originate the lease with our end customer and immediately transfer the lease and the underlying vehicle to our commercial banking partner, with the transaction being accounted for as a sale under ASC 606, Revenue from Contracts with Customers. We estimate a guarantee liability in accordance with ASC 460, Guarantees and record it within other liabilities on our consolidated balance sheet. On a quarterly basis, we assess the estimated market value of vehicles sold under this program to determine whether there have been changes to the amount of expected resale value guarantee payments. The total recorded guarantee liabilities on vehicles sold under this program were immaterial as of June 30, 2024 and December 31, 2023. Our maximum exposure on the guarantees we provide if they are unable to sell the vehicle at or above the vehicle’s contractual residual value at the end of the lease term was $807 million and $166 million as of June 30, 2024 and December 31, 2023, respectively.
Automotive Regulatory Credits
As of June 30, 2024, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $4.90 billion. Of this amount, we expect to recognize $459 million in the next 12 months and the rest over the remaining performance obligation period. Additionally, changes in regulations on automotive regulatory credits may significantly impact our remaining performance obligations and revenue to be recognized under these contracts.
Automotive Leasing Revenue
Direct Sales-Type Leasing Program
Lease receivables relating to sales-type leases are presented on the consolidated balance sheets as follows (in millions):

	June 30, 2024	December 31, 2023
Gross lease receivables	$628	$780
Unearned interest income	(55)	(78)
Allowance for expected credit losses	(6)	(6)
Net investment in sales-type leases	$567	$696

Reported as:
Prepaid expenses and other current assets	$177	$189
Other non-current assets	390	507
Net investment in sales-type leases	$567	$696

Energy Generation and Storage Segment
Energy Generation and Storage Sales
We record as deferred revenue any non-refundable amounts that are collected from customers related to prepayments, which is recognized as revenue ratably over the respective customer contract term. As of June 30, 2024 and December 31, 2023, deferred revenue related to such customer payments amounted to $1.49 billion and $1.60 billion, respectively, mainly due to contractual payment terms. Revenue recognized from the deferred revenue balances as of December 31, 2023 and 2022 was $873 million and $329 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $5.71 billion. Of this amount, we expect to recognize $2.56 billion in the next 12 months and the rest over the remaining performance obligation period.
We have financing receivables on our consolidated balance sheets related to loans we provide for financing our energy products. As of June 30, 2024 and December 31, 2023, we have current net financing receivables of $28 million and $31 million, respectively, in Accounts receivable, net, and $626 million and $578 million, respectively, in Other non-current assets for the long-term portion.
Income Taxes
We are subject to income taxes in the U.S. and in many foreign jurisdictions. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets that are not more likely than not to be realized. We monitor the realizability of our deferred tax assets taking into account all relevant factors at each reporting period. In completing our assessment of realizability of our deferred tax assets, we consider our history of income (loss) measured at pre-tax income (loss) adjusted for permanent book-tax differences on a jurisdictional basis, volatility in actual earnings, excess tax benefits related to stock-based compensation in recent prior years and impacts of the timing of reversal of existing temporary differences. We also rely on our assessment of the Company’s projected future results of business operations, including uncertainty in future operating results relative to historical results, volatility in the market price of our common stock and its performance over time, variable macroeconomic conditions impacting our ability to forecast future taxable income, and changes in business that may affect the existence and magnitude of future taxable income. Our valuation allowance assessment is based on our best estimate of future results considering all available information.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to common stockholders	$1,478	$2,703	$2,607	$5,216
Less: Buy-out of noncontrolling interest	—	—	(42)	(5)
Net income used in computing basic and diluted net income per share of common stock	$1,478	$2,703	$2,649	$5,221

The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income per share of common stock attributable to common stockholders (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average shares used in computing net income per share of common stock, basic	3,191	3,171	3,189	3,168
Add:
Stock-based awards	278	294	282	292
Convertible senior notes	1	2	1	2
Warrants	11	11	11	11
Weighted average shares used in computing net income per share of common stock, diluted	3,481	3,478	3,483	3,473
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common stock attributable to common stockholders, because their effect was anti-dilutive (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock-based awards	25	15	24	17
Restricted Cash
Our total cash and cash equivalents and restricted cash, as presented in the consolidated statements of cash flows, was as follows (in millions):

	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
Cash and cash equivalents	$14,635	$16,398	$15,296	$16,253
Restricted cash included in prepaid expenses and other current assets	374	543	384	294
Restricted cash included in other non-current assets	345	248	199	377
Total as presented in the consolidated statements of cash flows	$15,354	$17,189	$15,879	$16,924
Accounts Receivable and Allowance for Doubtful Accounts
Depending on the day of the week on which the end of a fiscal quarter falls, our accounts receivable balance may fluctuate as we are waiting for certain customer payments to clear through our banking institutions and receipts of payments from our financing partners, which can take up to approximately two weeks based on the contractual payment terms with such partners. Our accounts receivable balances associated with sales of energy storage products are dependent on billing milestones and payment terms negotiated for each contract, and our accounts receivable balances associated with our sales of regulatory credits are dependent on contractual payment terms. Additionally, government rebates can take up to a year or more to be collected depending on the customary processing timelines of the specific jurisdictions issuing them. These various factors may have a significant impact on our accounts receivable balance from period to period. As of June 30, 2024 and December 31, 2023, government rebates receivable was $419 million and $378 million, respectively, in Accounts receivable, net for the current portion and $44 million and $207 million, respectively, in Other non-current assets for the long-term portion in our consolidated balance sheets.
Financing Receivables
As of June 30, 2024 and December 31, 2023, the vast majority of our financing receivables were at current status with an immaterial balance being past due. As of June 30, 2024 and December 31, 2023, the majority of our financing receivables, excluding MyPower notes receivable, were originated in 2023 and 2022.

As of June 30, 2024 and December 31, 2023, the total outstanding balance of MyPower customer notes receivable, net of allowance for expected credit losses, was $256 million and $266 million, respectively, of which $5 million was due in the next 12 months. As of June 30, 2024 and December 31, 2023, the allowance for expected credit losses was $36 million.
Concentration of Risk
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, investments, restricted cash, accounts receivable and other finance receivables. Our cash and investments balances are primarily on deposit at high credit quality financial institutions or invested in highly rated, investment-grade securities. These deposits are typically in excess of insured limits. As of June 30, 2024 and December 31, 2023, no entity represented 10% or more of our total receivables balance.
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
Warranties
Accrued warranty activity consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Accrued warranty—beginning of period	$5,353	$3,965	$5,152	$3,505
Warranty costs incurred	(340)	(296)	(668)	(576)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	72	188	51	396
Provision for warranty	710	608	1,260	1,140
Accrued warranty—end of period	$5,795	$4,465	$5,795	$4,465
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

In December 2023, the FASB issued ASU No. 2023-08, Accounting for and Disclosure of Crypto Assets (Subtopic 350-60). This ASU requires certain crypto assets to be measured at fair value separately on the balance sheet with changes reported in the income statement each reporting period. This ASU also enhances the other intangible asset disclosure requirements by requiring the name, cost basis, fair value, and number of units for each significant crypto asset holding. The ASU is effective for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. Adoption of the ASU requires a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which an entity adopts the amendments. Early adoption is also permitted, including adoption in an interim period. However, if the ASU is early adopted in an interim period, an entity must adopt the ASU as of the beginning of the fiscal year that includes the interim period. This ASU will result in gains and losses recorded in the consolidated financial statements of operations and additional disclosures when adopted. We are currently evaluating the adoption of this ASU and it could materially affect the carrying value of our crypto assets held and the gains and losses relating thereto, depending on the fair value at adoption.
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

	June 30, 2024				December 31, 2023
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Certificates of deposit and time deposits	$8,488	$—	$8,488	$—	$6,996	$—	$6,996	$—
Commercial paper	4,311	—	4,311	—	470	—	470	—
U.S. government securities	3,312	—	3,312	—	5,136	—	5,136	—
Corporate debt securities	372	—	372	—	480	—	480	—
Money market funds	10	10	—	—	109	109	—	—
Total	$16,493	$10	$16,483	$—	$13,191	$109	$13,082	$—
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

Our cash, cash equivalents and investments classified by security type as of June 30, 2024 and December 31, 2023 consisted of the following (in millions):

	June 30, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$14,227	$—	$—	$14,227	$14,227	$—
Certificates of deposit and time deposits	8,488	—	—	8,488	—	8,488
Commercial paper	4,311	2	(2)	4,311	—	4,311
U.S. government securities	3,314	—	(2)	3,312	398	2,914
Corporate debt securities	374	—	(2)	372	—	372
Money market funds	10	—	—	10	10	—
Total cash, cash equivalents and short-term investments	$30,724	$2	$(6)	$30,720	$14,635	$16,085

	December 31, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$15,903	$—	$—	$15,903	$15,903	$—
Certificates of deposit and time deposits	6,995	1	—	6,996	—	6,996
U.S. government securities	5,136	1	(1)	5,136	277	4,859
Corporate debt securities	485	1	(6)	480	—	480
Commercial paper	470	—	—	470	109	361
Money market funds	109	—	—	109	109	—
Total cash, cash equivalents and short-term investments	$29,098	$3	$(7)	$29,094	$16,398	$12,696
We record gross realized gains, losses and credit losses as a component of Other income, net in the consolidated statements of operations. For the three and six months ended June 30, 2024 and 2023, we did not recognize any material gross realized gains, losses or credit losses. The ending allowance balances for credit losses were immaterial as of June 30, 2024 and December 31, 2023. We have determined that the gross unrealized losses on our investments as of June 30, 2024 and December 31, 2023 were temporary in nature.
The following table summarizes the fair value of our investments by stated contractual maturities as of June 30, 2024 (in millions):

Due in 1 year or less	$15,832
Due in 1 year through 5 years	234
Due in 5 years through 10 years	19
Total	$16,085
Disclosure of Fair Values
Our financial instruments that are not re-measured at fair value include accounts receivable, financing receivables, other receivables, digital assets, accounts payable, accrued liabilities, customer deposits and debt. The carrying values of these financial instruments materially approximate their fair values, other than our 2.00% Convertible Senior Notes due in 2024 (“2024 Notes”), which matured in the second quarter of 2024, and digital assets.

We estimated the fair value of the 2024 Notes using commonly accepted valuation methodologies and market-based risk measurements that are indirectly observable, such as credit risk (Level II). In addition, we estimate the fair values of our digital assets based on quoted prices in active markets (Level I). The following table presents the estimated fair values and the carrying values (in millions):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Notes	$—	$—	$37	$443
Digital assets, net	$184	$722	$184	$487
Note 3 – Inventory
Our inventory consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Raw materials	$5,768	$5,390
Work in process	1,977	2,016
Finished goods (1)	5,254	5,049
Service parts	1,196	1,171
Total	$14,195	$13,626
(1)Finished goods inventory includes products-in-transit to fulfill customer orders, new vehicles, used vehicles and energy products available for sale.
We write-down inventory for any excess or obsolete inventory or when we believe that the net realizable value of inventory is less than the carrying value. During the three and six months ended June 30, 2024, we recorded write-downs of $29 million and $68 million, respectively, in Cost of revenues in the consolidated statements of operations. During the three and six months ended June 30, 2023, we recorded write-downs of $66 million and $105 million, respectively, in Cost of revenues in the consolidated statements of operations.
Note 4 – Property, Plant and Equipment, Net
Our property, plant and equipment, net, consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Machinery, equipment, vehicles and office furniture	$17,363	$16,309
Land and buildings	10,280	9,498
Leasehold improvements	3,398	3,136
Tooling	3,616	3,129
Computer equipment, hardware and software	2,649	2,409
AI infrastructure	2,468	1,510
Construction in progress	6,776	5,791
	46,550	41,782
Less: Accumulated depreciation	(13,648)	(12,057)
Total	$32,902	$29,725
Construction in progress is primarily comprised of ongoing construction and expansion of our facilities, equipment and tooling related to the manufacturing of our products as well as AI-related assets which have not yet been placed in service.
Depreciation expense during the three and six months ended June 30, 2024 was $981 million and $1.91 billion, respectively. Depreciation expense during the three and six months ended June 30, 2023 was $816 million and $1.54 billion, respectively.

Note 5 – Accrued Liabilities and Other
Our accrued liabilities and other current liabilities consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Accrued purchases (1)	$2,428	$2,721
Accrued warranty reserve, current portion	1,713	1,546
Payroll and related costs	1,487	1,325
Taxes payable (2)	1,100	1,204
Customer deposits	949	876
Operating lease liabilities, current portion	748	672
Sales return reserve, current portion	169	219
Other current liabilities	1,022	517
Total	$9,616	$9,080
(1)Accrued purchases primarily reflects receipts of goods and services for which we had not yet been invoiced. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.
(2)Taxes payable primarily includes value added tax, income tax, sales tax, property tax and use tax payables.
Note 6 – Other Long-Term Liabilities
Our other long-term liabilities consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Operating lease liabilities	$4,022	$3,671
Accrued warranty reserve	4,082	3,606
Other non-current liabilities	898	876
Total other long-term liabilities	$9,002	$8,153
Note 7 – Debt
The following is a summary of our debt and finance leases as of June 30, 2024 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Unused Committed Amount (1)	Contractual Interest Rates	Contractual Maturity Date
	Current	Long-Term
Recourse debt:
RCF Credit Agreement	$—	$—	$—	$5,000	Not applicable	January 2028
Other	4	3	7	4	4.70-5.75%	March 2025-January 2031
Total recourse debt	4	3	7	5,004
Non-recourse debt:
Automotive Asset-backed Notes	1,987	2,261	4,263	—	1.12-6.57%	December 2024-June 2035
China Working Capital Facility	—	2,751	2,751	—	2.27%	April 2025 (2)
Cash Equity Debt	29	317	355	—	5.25-5.81%	July 2033-January 2035
Solar Asset-backed Notes	4	6	11	—	4.80%	December 2026
Total non-recourse debt	2,020	5,335	7,380	—
Total debt	2,024	5,338	$7,387	$5,004
Finance leases	240	143
Total debt and finance leases	$2,264	$5,481

The following is a summary of our debt and finance leases as of December 31, 2023 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Unused Committed Amount (1)	Contractual Interest Rates	Contractual Maturity Date
	Current	Long-Term
Recourse debt:
2024 Notes	$37	$—	$37	$—	2.00%	May 2024
RCF Credit Agreement	—	—	—	5,000	Not applicable	January 2028
Other	—	7	7	28	4.70-5.75%	March 2025-January 2031
Total recourse debt	37	7	44	5,028
Non-recourse debt:
Automotive Asset-backed Notes	1,906	2,337	4,259	—	0.60-6.57%	July 2024-May 2031
Cash Equity Debt	28	330	367	—	5.25-5.81%	July 2033-January 2035
Solar Asset-backed Notes	4	8	13	—	4.80%	December 2026
Total non-recourse debt	1,938	2,675	4,639	—
Total debt	1,975	2,682	$4,683	$5,028
Finance leases	398	175
Total debt and finance leases	$2,373	$2,857
(1)There are no restrictions on draw-down or use for general corporate purposes with respect to any available committed funds under our RCF Credit Agreement, except certain specified conditions prior to draw-down. Refer to the notes to the consolidated financial statements included in our reporting on Form 10-K for the year ended December 31, 2023 for the terms of the facility.
(2)The contractual maturity date of the China Working Capital Facility is April 2025, renewable until March 2026 at our discretion. As we have the intent and ability to refinance the loan on a long-term basis, we recorded it in Debt and finance leases, net of current portion in the consolidated balance sheet.
Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to debt discounts or deferred issuance costs. As of June 30, 2024, we were in material compliance with all financial debt covenants.
2024 Notes
During the second quarter of 2024, the 2024 Notes reached maturity and were fully settled.
Automotive Asset-backed Notes
During the first and second quarters of 2024, we transferred beneficial interests related to certain leased vehicles and financing receivables into special purpose entities and issued $1.10 billion in aggregate principal amount of Automotive Asset-backed Notes, with terms similar to our other previously issued Automotive Asset-backed Notes.
China Working Capital Facility
In April 2024, one of our subsidiaries entered into a loan agreement (the “China Working Capital Facility”) with lenders in China for an unsecured revolving facility of up to RMB 20.00 billion to be used for certain production expenditures as well as repayment of certain finance facilities. Borrowed funds bear interest at a rate equal to the Loan Prime Rate published by the People’s Bank of China minus 1.18%. The China Working Capital Facility is non-recourse to our assets.
Note 8 – Equity Incentive Plans
Other Performance-Based Grants
From time to time, the Compensation Committee of our Board of Directors grants certain employees performance-based restricted stock units and stock options.
As of June 30, 2024, we had unrecognized stock-based compensation expense of $506 million under these grants to purchase or receive an aggregate 4.2 million shares of our common stock. For awards probable of achievement, we estimate the unrecognized stock-based compensation expense of $80 million will be recognized over a weighted-average period of 4.0 years.

For the three and six months ended June 30, 2024 and 2023, stock-based compensation expense related to these grants, net of forfeitures, were immaterial.
Summary Stock-Based Compensation Information
The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$180	$181	$382	$373
Research and development	169	168	381	302
Selling, general and administrative	88	96	198	188
Restructuring and other	2	—	2	—
Total	$439	$445	$963	$863
Note 9 – Income Taxes
Our effective tax rate was 21% and 23% for the three and six months ended June 30, 2024, respectively, compared to 11% and 10% for the three and six months ended June 30, 2023, respectively. The increase in our effective tax rate is primarily due to the impact of releasing the valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2023 and changes in the mix of our jurisdictional earnings.
Our effective tax rates for the three and six months of 2024 and 2023 as compared to the U.S. federal statutory rate of 21% were primarily impacted by the mix of our jurisdictional earnings subject to different tax rates, valuation allowances on our deferred tax assets, and benefits from our U.S. tax credits and the Inflation Reduction Act of 2022 (“IRA”) manufacturing credits.
We are subject to tax examinations in the U.S. federal, state, and foreign jurisdictions. Given the uncertainty in timing and outcome of our tax examinations, an estimate of the range of the reasonably possible change in gross unrecognized tax benefits within twelve months cannot be made at this time.
Note 10 – Commitments and Contingencies
Operating Lease Arrangements in Buffalo, New York and Shanghai, China
For a description of our operating lease arrangements in Buffalo, New York, and Shanghai, China, refer to Note 15, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2023. As of June 30, 2024, we expect to meet the requirements under these arrangements, as may be modified from time to time, based on our current and anticipated level of operations.

Legal Proceedings
Litigation Relating to 2018 CEO Performance Award
On June 4, 2018, a purported Tesla stockholder filed a putative class and derivative action in the Delaware Court of Chancery against Elon Musk and the members of Tesla’s board of directors as then constituted, alleging corporate waste, unjust enrichment and that such board members breached their fiduciary duties by approving the stock-based compensation plan awarded to Elon Musk in 2018 (the “2018 CEO Performance Award”). Trial was held November 14-18, 2022. On January 30, 2024, the Court issued an opinion finding that the 2018 CEO Performance Award should be rescinded. Plaintiff’s counsel have filed a brief seeking a fee award of 29,402,900 Tesla shares, plus expenses of $1,120,115.50. Tesla opposed the fee request on June 7, 2024, and a hearing was held on July 8, 2024. At Tesla’s 2024 Annual Meeting of Stockholders, 72% of the disinterested voting shares of Tesla, excluding shares owned by Mr. Musk and Kimbal Musk, voted to ratify the 2018 CEO Performance Award. On June 28, 2024, because Tesla’s disinterested stockholders voted to ratify the 2018 CEO Performance Award, Mr. Musk and the other director defendants, joined by Tesla, filed a brief seeking to revise the Court’s January 30, 2024 opinion, and a hearing is scheduled for August 2, 2024.
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
Litigation Relating to Potential Going Private Transaction
Between August 10, 2018 and September 6, 2018, nine purported stockholder class actions were filed against Tesla and Elon Musk in connection with Mr. Musk’s August 7, 2018 Twitter post that he was considering taking Tesla private. On January 16, 2019, Plaintiffs filed their consolidated complaint in the United States District Court for the Northern District of California and added as defendants the members of Tesla’s board of directors. The consolidated complaint asserts claims for violations of the federal securities laws and seeks unspecified damages and other relief. The parties stipulated to certification of a class of stockholders, which the court granted on November 25, 2020. Trial started on January 17, 2023, and on February 3, 2023, a jury rendered a verdict in favor of the defendants on all counts. After trial, plaintiffs filed a motion for judgment as a matter of law and a motion for new trial, which the Court denied and judgement was entered in favor of defendants on July 11, 2023. On July 14, 2023, plaintiffs filed a notice of appeal. The appeal, which is pending in the United States Court of Appeals for the Ninth Circuit, has been fully briefed by the parties.
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
On October 21, 2022, a lawsuit was filed in the Delaware Court of Chancery by a purported shareholder of Tesla alleging, among other things, that board members breached their fiduciary duties in connection with their oversight of the Company’s 2018 settlement with the SEC, as amended. Among other things, the plaintiff seeks reforms to the Company’s corporate governance and internal procedures, unspecified damages, and attorneys’ fees. The parties reached an agreement to stay the case until September 16, 2024.

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

Certain Derivative Lawsuits in Delaware
Before converting from a Delaware to Texas corporation on June 13, 2024, three separate derivative actions brought by purported Tesla stockholders were filed in the Delaware Court of Chancery on May 24, June 10 and June 13, 2024, purportedly on behalf of Tesla, against current and former directors regarding topics involving Elon Musk and others, X Corp. (formerly Twitter) and x.AI. These suits assert various claims, including breach of fiduciary duty and breach of contract, and seek unspecified damages and other relief.
Litigation and Investigations Relating to Alleged Discrimination and Harassment
On February 9, 2022, the California Civil Rights Department (“CRD,” formerly “DFEH”) filed a civil complaint against Tesla in Alameda County, California Superior Court, alleging systemic race discrimination, hostile work environment and pay equity claims, among others. CRD’s amended complaint seeks monetary damages and injunctive relief. On September 22, 2022, Tesla filed a cross complaint against CRD, alleging that it violated the Administrative Procedures Act by failing to follow statutory pre-requisites prior to filing suit and that cross complaint was subject to a sustained demurrer, which Tesla later amended and refiled. The case is currently in discovery. Trial is scheduled for September 15, 2025.
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
On June 16, 2022, two Tesla stockholders filed separate derivative actions in the U.S. District Court for the Western District of Texas, purportedly on behalf of Tesla, against certain of Tesla’s current and former directors. Both suits assert claims for breach of fiduciary duty, unjust enrichment, and violation of the federal securities laws in connection with alleged race and gender discrimination and sexual harassment. Among other things, plaintiffs seek declaratory and injunctive relief, unspecified damages payable to Tesla, and attorneys’ fees. On July 22, 2022, the Court consolidated the two cases and on September 6, 2022, plaintiffs filed a consolidated complaint. On November 7, 2022, the defendants filed a motion to dismiss the case and on September 15, 2023, the Court dismissed the action but granted plaintiffs leave to file an amended complaint. On November 2, 2023, plaintiff filed an amended complaint purportedly on behalf of Tesla, against Elon Musk. On December 19, 2023, the defendants moved to dismiss the amended complaint, which the Court granted on April 12, 2024, with leave for plaintiffs to amend. On May 15, 2024, plaintiffs filed a second amended consolidated complaint purportedly on behalf of Tesla, against Mr. Musk. On July 1, 2024, the defendants moved to dismiss the second amended consolidated complaint.

Other Litigation Related to Our Products and Services
We are also subject to various lawsuits that seek monetary and other injunctive relief. These lawsuits include proposed class actions and other consumer claims that allege, among other things, purported defects and misrepresentations related to our products and services. For example, on September 14, 2022, a proposed class action was filed against Tesla, Inc. and related entities in the U.S. District Court for the Northern District of California, alleging various claims about the Company’s driver assistance technology systems under state and federal law. This case was later consolidated with several other proposed class actions, and a Consolidated Amended Complaint was filed on October 28, 2022, which seeks damages and other relief on behalf of all persons who purchased or leased from Tesla between January 1, 2016, to the present. On October 5, 2022, a proposed class action complaint was filed in the U.S. District Court for the Eastern District of New York asserting similar state and federal law claims against the same defendants. On September 30, 2023, the Court dismissed this action with leave to amend the complaint. On November 20, 2023, the plaintiff moved to amend the complaint, which Tesla opposed. On March 22, 2023, the plaintiffs in the Northern District of California consolidated action filed a motion for a preliminary injunction to order Tesla to (1) cease using the term “Full Self-Driving Capability” (FSD Capability), (2) cease the sale and activation of FSD Capability and deactivate FSD Capability on Tesla vehicles, and (3) provide certain notices to consumers about proposed court-findings about the accuracy of the use of the terms Autopilot and FSD Capability. Tesla opposed the motion. On September 30, 2023, the Court denied the request for a preliminary injunction, compelled four of five plaintiffs to arbitration, and dismissed the claims of the fifth plaintiff with leave to amend the complaint. On October 31, 2023, the remaining plaintiff in the Northern District of California action filed an amended complaint, which Tesla moved to dismiss, and on May 15, 2024, the Court granted in part and denied in part Tesla’s motion. On October 2, 2023, a similar proposed class action was filed in San Diego County Superior Court in California. Tesla subsequently removed the San Diego County case to federal court and on January 8, 2024, the federal court granted Tesla’s motion to transfer the case to the U.S. District Court for the Northern District of California. Tesla moved to compel arbitration, which the plaintiff did not oppose, and on June 27, 2024, the Court stayed the case pending arbitration.
On February 27, 2023, a proposed class action was filed in the U.S. District Court for the Northern District of California against Tesla, Inc., Elon Musk and certain current and former Company executives. The complaint alleges that the defendants made material misrepresentations and omissions about the Company’s Autopilot and FSD Capability technologies and seeks money damages and other relief on behalf of persons who purchased Tesla stock between February 19, 2019, and February 17, 2023. An amended complaint was filed on September 5, 2023, naming only Tesla, Inc. and Elon Musk as defendants. On November 6, 2023, Tesla moved to dismiss the amended complaint.
On March 14, 2023, a proposed class action was filed against Tesla, Inc. in the U.S. District Court for the Northern District of California. Several similar complaints were also filed in the same court and these cases have now all been consolidated. These complaints allege that Tesla violates federal antitrust and warranty laws through its repair, service, and maintenance practices and seeks, among other relief, damages for persons who paid Tesla for repairs services or Tesla compatible replacement parts from March 2019 to March 2023. On July 17, 2023, these plaintiffs filed a consolidated amended complaint. On September 27, 2023, the court granted Tesla’s motion to compel arbitration as to three of the plaintiffs, and on November 17, 2023, the court granted Tesla’s motion to dismiss without prejudice. The plaintiffs filed a Consolidated Second Amended Complaint on December 12, 2023, which Tesla moved to dismiss. Plaintiffs also appealed the court’s arbitration order, which was denied. On June 17, 2024, the Court granted in part and denied in part Tesla’s motion to dismiss the Consolidated Second Amended Complaint.
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
Note 11 – Variable Interest Entity Arrangements
The aggregate carrying values of the variable interest entities’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in millions):

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$46	$66
Accounts receivable, net	26	13
Prepaid expenses and other current assets	269	361
Total current assets	341	440
Solar energy systems, net	2,556	3,278
Other non-current assets	193	369
Total assets	$3,090	$4,087
Liabilities
Current liabilities
Accrued liabilities and other	$31	$67
Deferred revenue	7	6
Current portion of debt and finance leases	1,839	1,564
Total current liabilities	1,877	1,637
Deferred revenue, net of current portion	83	99
Debt and finance leases, net of current portion	1,915	2,041
Total liabilities	$3,875	$3,777
Note 12 – Segment Reporting and Information about Geographic Areas
We have two operating and reportable segments: (i) automotive and (ii) energy generation and storage. The following table presents revenues and gross profit by reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Automotive segment
Revenues	$22,486	$23,418	$42,152	$45,218
Gross profit	$3,838	$4,255	$7,131	$8,598
Energy generation and storage segment
Revenues	$3,014	$1,509	$4,649	$3,038
Gross profit	$740	$278	$1,143	$446

The following table presents revenues by geographic area based on the sales location of our products (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$13,256	$11,332	$23,018	$22,579
China	4,636	5,731	9,228	10,622
Other international	7,608	7,864	14,555	15,055
Total	$25,500	$24,927	$46,801	$48,256
The following table presents long-lived assets by geographic area (in millions):

	June 30, 2024	December 31, 2023
United States	$29,652	$26,629
Germany	4,228	4,258
Other international	4,124	4,067
Total	$38,004	$34,954
The following table presents inventory by reportable segment (in millions):

	June 30, 2024	December 31, 2023
Automotive	$12,192	$11,139
Energy generation and storage	2,003	2,487
Total	$14,195	$13,626
Note 13 – Restructuring and Other
In the second quarter of 2024, we initiated and substantially completed certain restructuring actions to reduce costs and improve efficiency. As a result, we recognized $583 million of employee termination expenses in Restructuring and other in our consolidated income statement. These expenses were substantially paid during the quarter with the remaining unpaid immaterial accrual recorded in Accrued liabilities and other in our consolidated balance sheet as of June 30, 2024.

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
In 2024, we produced approximately 844,000 consumer vehicles and delivered approximately 831,000 consumer vehicles through the second quarter. We are focused on profitable growth, including by leveraging existing factories and production lines to introduce new and more affordable products, further improving and deploying our FSD capabilities, including through our planned robotaxi product, reducing costs, increasing vehicle production, utilized capacity and delivery capabilities, improving and developing our vehicles and battery technologies, vertically integrating and localizing our supply chain, and expanding our global infrastructure, including our service and charging infrastructure.
In 2024, we deployed 13.46 GWh of energy storage products through the second quarter. We are focused on ramping the production and increasing the market penetration of our energy storage products.
During the three and six months ended June 30, 2024, we recognized total revenues of $25.50 billion and $46.80 billion, respectively, representing an increase of $573 million and a decrease of $1.46 billion, respectively, compared to the same periods in the prior year. During the three and six months ended June 30, 2024, our net income attributable to common stockholders was $1.48 billion and $2.61 billion, respectively, representing decreases of $1.23 billion and $2.61 billion, respectively, compared to the same periods in the prior year. We continue to ramp production and build and optimize our manufacturing capacity, expand our operations while focusing on further cost reductions and operational efficiencies to enable increased deliveries and deployments of our products, and invest in research and development to accelerate our AI, software, and fleet-based profits for further revenue growth.
We ended the second quarter of 2024 with $30.72 billion in cash and cash equivalents and investments, representing an increase of $1.63 billion from the end of 2023. Our cash flows provided by operating activities were $3.85 billion during the six months ended June 30, 2024, compared to $5.58 billion during the same period ended June 30, 2023, representing a decrease of $1.72 billion. Capital expenditures amounted to $5.04 billion during the six months ended June 30, 2024, compared to $4.13 billion during the same period ended June 30, 2023, representing an increase of $911 million. Overall growth has allowed our business to generally fund itself, and we will continue investing in a number of capital-intensive projects and research and development in upcoming periods.
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

We are focused on growing our manufacturing capacity, which includes capacity for manufacturing new vehicle models such as our Cybertruck, Tesla Semi and future vehicles utilizing aspects of our next generation platform, and ramping the production at our Gigafactories to their installed production capacities as well as increasing production rate and efficiency at our current factories. The next phase of production growth will depend on the continued ramp at our factories and be initiated by advances in autonomy and the introduction of new products, including those built on our next generation vehicle platform, as well as our ability to add to our available sources of battery cell supply by manufacturing our own cells that we are developing to have high-volume output, lower capital and production costs and longer range. Our goals are to improve vehicle performance, decrease production costs and increase affordability and customer awareness.

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
Automotive—Demand, Sales, Deliveries and Infrastructure
Our cost reduction efforts, cost innovation strategies, and additional localized procurement and manufacturing are key to our vehicles’ affordability and have allowed us to competitively price our vehicles. We will also continue to generate demand by improving our vehicles’ performance and functionality, including through product offerings and features based on artificial intelligence such as Autopilot, FSD (Supervised), and other software, and delivering new vehicles and vehicle options. In addition, we have been increasing awareness, and expanding our vehicle financing programs, including attractive leasing terms for our customers. Moreover, we expect to continue to benefit from ongoing electrification of the automotive sector and increasing environmental regulations and initiatives.
However, we operate in a cyclical industry that is sensitive to political and regulatory uncertainty, including with respect to trade and the environment, all of which can be compounded by inflationary pressures, rising energy prices, interest rate fluctuations and the liquidity of enterprise customers. For example, inflationary pressures have increased across the markets in which we operate. In an effort to curb this trend, central banks in developed countries raised interest rates rapidly and substantially, impacting the affordability of vehicle lease and finance arrangements. Further, sales of vehicles in the automotive industry also tend to be cyclical in many markets, which may expose us to increased volatility as we expand and adjust our operations. Moreover, as additional competitors enter the marketplace and help bring the world closer to sustainable transportation, we will have to adjust and continue to execute well to maintain our momentum. Additionally, our suppliers’ liquidity and allocation plans may be affected by current challenges in the North American automotive industry, which could reduce our access to components or result in unfavorable changes to cost. These macroeconomic and industry trends have had, and will likely continue to have, an impact on the pricing of, and order rate for our vehicles, and in turn our operating margin. Changes in government and economic incentives or tariffs may also impact our sales, cost structure and the competitive landscape. We will continue to adjust accordingly to such developments, and we believe our ongoing cost reduction, including improved production innovation and efficiency at our newest factories and lower logistics costs, and focus on operating leverage will continue to benefit us in relation to our competitors, while our new products will help enable future growth.
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

Energy Generation and Storage Demand, Production and Deployment
The long-term success of this business is dependent upon incremental volume growth. We continue to increase the production of our energy storage products to meet high levels of demand, including the construction of a new Megafactory in Shanghai and the ongoing ramp at our Megafactory in Lathrop, California. For Megapack, energy storage deployments can vary meaningfully quarter to quarter depending on the timing of specific project milestones and logistics. As these product lines grow, we will have to maintain adequate battery cell supply for our energy storage products. At the same time, changes in government and economic incentives or tariffs may also impact our sales, cost structure and the competitive landscape.
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
Our business has generally been consistently generating cash flow from operations in excess of our level of capital spend, and with better working capital management resulting in shorter days sales outstanding than days payable outstanding, our sales growth is also generally facilitating positive cash generation. We have and will continue to utilize such cash flows, among other things, to invest in autonomy, do more vertical integration, expand our product roadmap and provide financing options to our customers. At the same time, we are likely to see heightened levels of capital expenditures during certain periods depending on the specific pace of our capital-intensive projects and other potential variables such as rising material prices and increases in supply chain and labor expenses resulting from changes in global trade conditions and labor availability. Overall, we expect our ability to be self-funding to continue as long as macroeconomic factors support current trends in our sales.
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
Recent Accounting Pronouncements
See Note 1, Overview & Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Results of Operations
Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2024	2023	$	%	2024	2023	$	%
Automotive sales	$18,530	$20,419	$(1,889)	(9)%	$34,990	$39,297	$(4,307)	(11)%
Automotive regulatory credits	890	282	608	216%	1,332	803	529	66%
Automotive leasing	458	567	(109)	(19)%	934	1,131	(197)	(17)%
Total automotive revenues	19,878	21,268	(1,390)	(7)%	37,256	41,231	(3,975)	(10)%
Services and other	2,608	2,150	458	21%	4,896	3,987	909	23%
Total automotive & services and other segment revenue	22,486	23,418	(932)	(4)%	42,152	45,218	(3,066)	(7)%
Energy generation and storage segment revenue	3,014	1,509	1,505	100%	4,649	3,038	1,611	53%
Total revenues	$25,500	$24,927	$573	2%	$46,801	$48,256	$(1,455)	(3)%
Automotive & Services and Other Segment
Automotive sales revenue decreased $1.89 billion, or 9%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to lower average selling price on our vehicles driven by overall price reductions and attractive financing options provided year over year. Additionally, there was a decrease of approximately 13,000 combined Model 3 and Model Y cash deliveries partially due to the early phase of the production ramp of the updated Model 3 at our Fremont factory. The decreases were partially offset by an increase of approximately 4,000 deliveries of other models, including Model S, Model X and Cybertruck, primarily due to our production ramp of Cybertruck.
Automotive sales revenue decreased $4.31 billion, or 11%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to lower average selling price on our vehicles driven by overall price reductions and attractive financing options provided year over year. Additionally, there was a decrease of approximately 40,000 combined Model 3 and Model Y cash deliveries partially due to the early phase of the production ramp of the updated Model 3 at our Fremont factory and factory shutdowns resulting from shipping diversions caused by the Red Sea conflict and an arson attack at Gigafactory Berlin-Brandenburg. The decreases were partially offset by an increase of approximately 11,000 deliveries of other models, including Model S, Model X and Cybertruck, primarily due to our production ramp of Cybertruck.
Automotive regulatory credits revenue increased $608 million, or 216%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Automotive regulatory credits revenue increased $529 million, or 66%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. These increases were driven by demand for credits in North America as other automobile manufacturers scale back on their battery electric vehicle plans.
Automotive leasing revenue decreased $109 million, or 19%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Automotive leasing revenue decreased $197 million, or 17%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decreases were primarily due to lower direct sales-type leasing deliveries compared to the prior periods.
Services and other revenue increased $458 million, or 21%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Services and other revenue increased $909 million, or 23%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increases were primarily due to increases in non-warranty maintenance services and collision revenue, used vehicle revenue, insurance services revenue, paid Supercharging revenue and part sales revenue.
Energy Generation and Storage Segment
Energy generation and storage revenue increased $1.51 billion, or 100%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Energy generation and storage revenue increased $1.61 billion, or 53%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increases were primarily due to increases in Megapack deployments compared to the prior periods.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2024	2023	$	%	2024	2023	$	%
Cost of revenues
Automotive sales	$15,962	$16,841	$(879)	(5)%	$29,859	$32,263	$(2,404)	(7)%
Automotive leasing	245	338	(93)	(28)%	514	671	(157)	(23)%
Total automotive cost of revenues	16,207	17,179	(972)	(6)%	30,373	32,934	(2,561)	(8)%
Services and other	2,441	1,984	457	23%	4,648	3,686	962	26%
Total automotive & services and other segment cost of revenues	18,648	19,163	(515)	(3)%	35,021	36,620	(1,599)	(4)%
Energy generation and storage segment	2,274	1,231	1,043	85%	3,506	2,592	914	35%
Total cost of revenues	$20,922	$20,394	$528	3%	$38,527	$39,212	$(685)	(2)%

Gross profit total automotive	$3,671	$4,089			$6,883	$8,297
Gross margin total automotive	18.5%	19.2%			18.5%	20.1%

Gross profit total automotive & services and other segment	$3,838	$4,255			$7,131	$8,598
Gross margin total automotive & services and other segment	17.1%	18.2%			16.9%	19.0%

Gross profit energy generation and storage segment	$740	$278			$1,143	$446
Gross margin energy generation and storage segment	24.6%	18.4%			24.6%	14.7%

Total gross profit	$4,578	$4,533			$8,274	$9,044
Total gross margin	18.0%	18.2%			17.7%	18.7%
Automotive & Services and Other Segment
Cost of automotive sales revenue decreased $879 million, or 5%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Cost of automotive sales revenue decreased $2.40 billion, or 7%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Cost of automotive sales revenue decreased due to a decrease in the average combined cost per unit of our vehicles primarily from lower raw material costs, freight and duties and higher IRA manufacturing credits in addition to the volume changes in deliveries year over year as discussed above. These decreases were partially offset by higher costs for Cybertruck and the updated Model 3 at our Fremont factory as a result of the temporary under-utilization of manufacturing capacity as production ramps.
Cost of automotive leasing revenue decreased $93 million, or 28%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Cost of automotive leasing revenue decreased $157 million, or 23%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decreases were primarily due to a decrease in direct sales-type leasing cost of revenue driven by lower deliveries compared to the prior periods.
Cost of services and other revenue increased $457 million, or 23%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Cost of services and other revenue increased $962 million, or 26%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increases were generally in line with the changes in services and other revenue as discussed above.
Gross margin for total automotive decreased from 19.2% to 18.5% in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Gross margin for total automotive decreased from 20.1% to 18.5% in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decreases were driven by lower average selling price on our vehicles and temporary under-utilization of manufacturing capacity during production ramps, partially offset by increases in regulatory credits revenue and lower average combined cost per unit of our vehicles, as discussed above.

Gross margin for total automotive & services and other segment decreased from 18.2% to 17.1% in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Gross margin for total automotive & services and other segment decreased from 19.0% to 16.9% in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to the automotive gross margin decreases discussed above.
Energy Generation and Storage Segment
Cost of energy generation and storage revenue increased $1.04 billion, or 85%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Cost of energy generation and storage revenue increased $914 million, or 35%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increases were primarily due to increases in Megapack deployments, partially offset by increases in IRA manufacturing credits recognized as compared to the prior periods.
Gross margin for energy generation and storage increased from 18.4% to 24.6% in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Gross margin for energy generation and storage increased from 14.7% to 24.6% in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increases were primarily due to increases in IRA manufacturing credits and a higher proportion of our storage business, which operated at a higher gross margin, within the segment as compared to the prior periods.
Research and Development Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2024	2023	$	%	2024	2023	$	%
Research and development	$1,074	$943	$131	14%	$2,225	$1,714	$511	30%
As a percentage of revenues	4%	4%			5%	4%
Research and development (“R&D”) expenses increased $131 million, or 14%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. R&D expenses increased $511 million, or 30%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The overall increases were primarily driven by additional costs year over year related to AI and other programs.
R&D expenses as a percentage of revenue stayed consistent at 4% in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. R&D expenses as a percentage of revenue increased from 4% to 5% in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 as we continue to expand our product roadmap and technologies.
Selling, General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2024	2023	$	%	2024	2023	$	%
Selling, general and administrative	$1,277	$1,191	$86	7%	$2,651	$2,267	$384	17%
As a percentage of revenues	5%	5%			6%	5%
Selling, general and administrative (“SG&A”) expenses increased $86 million, or 7%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. This was driven by a $73 million increase in facilities related expenses and a $32 million increase in employee and labor costs, including professional services.
SG&A expenses increased $384 million, or 17%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. This was driven by a $208 million increase in employee and labor costs, including professional services, and a $135 million increase in facilities related expenses.

Restructuring and Other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2024	2023	$	%	2024	2023	$	%
Restructuring and other	$622	$—	$622	Not meaningful	$622	$—	$622	Not meaningful
In the second quarter of 2024, we initiated and substantially completed certain restructuring actions to reduce costs and improve efficiency. As a result, we recognized $583 million of employee termination expenses in Restructuring and other in our consolidated income statement. These expenses were substantially paid during the quarter with the remaining unpaid immaterial accrual recorded in Accrued liabilities and other in our consolidated balance sheet as of June 30, 2024.
Interest Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2024	2023	$	%	2024	2023	$	%
Interest income	$348	$238	$110	46%	$698	$451	$247	55%
Interest income increased $110 million, or 46%, in the three months ended June 30, 2024 and increased $247 million, or 55%, in the six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, respectively. The increases were primarily due to higher interest earned on our cash and cash equivalents and short-term investments compared to the prior periods due to rising interest rates and increases in our portfolio balance.
Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2024	2023	$	%	2024	2023	$	%
Other income, net	$20	$328	$(308)	(94)%	$128	$280	$(152)	(54)%
Other income, net, changed unfavorably by $308 million in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Other income, net changed unfavorably by $152 million in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The unfavorable changes were primarily due to fluctuations in foreign currency exchange rates on our intercompany balances. As our intercompany balances are significant in nature and we do not typically hedge foreign currency risk, we can experience significant fluctuations in foreign currency exchange rate gains and losses from period to period.
Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2024	2023	$	%	2024	2023	$	%
Provision for income taxes	$393	$323	$70	22%	$802	$584	$218	37%
Effective tax rate	21%	11%			23%	10%
Our provision for income taxes increased by $70 million in the three months ended June 30, 2024 and increased by $218 million in the six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, respectively. Our effective tax rate increased from 11% to 21% in the three months ended June 30, 2024 and increased from 10% to 23% in the six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023, respectively. These increases are primarily due to the impact of releasing the valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2023 and changes in mix of jurisdictional earnings.
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
Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following June 30, 2024, as well as in the long-term.
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
As of June 30, 2024, we and our subsidiaries had outstanding $7.39 billion in aggregate principal amount of indebtedness, of which $2.03 billion is current. For details regarding our indebtedness, refer to Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Sources and Conditions of Liquidity
Our sources to fund our material cash requirements are predominantly from our deliveries and servicing of new and used vehicles, sales and installations of our energy storage products, interest income, and proceeds from debt facilities and equity offerings, when applicable.
As of June 30, 2024, we had $14.64 billion and $16.09 billion of cash and cash equivalents and short-term investments, respectively. Balances held in foreign currencies had a U.S. dollar equivalent of $4.09 billion and consisted primarily of Chinese yuan and euros. We had $5.00 billion of unused committed credit amounts as of June 30, 2024. For details regarding our indebtedness, refer to Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We continue adapting our strategy to meet our liquidity and risk objectives, such as investing in U.S. government securities and other investments, invest in autonomy, do more vertical integration, expand our product roadmap and provide financing options to our customers.

Summary of Cash Flows

	Six Months Ended June 30,
(Dollars in millions)	2024	2023
Net cash provided by operating activities	$3,854	$5,578
Net cash used in investing activities	$(8,309)	$(6,018)
Net cash provided by (used in) financing activities	$2,736	$(561)
Cash Flows from Operating Activities
Net cash provided by operating activities decreased by $1.72 billion to $3.85 billion during the six months ended June 30, 2024 from $5.58 billion during the six months ended June 30, 2023. This decrease was primarily due to the decrease in net income excluding non-cash expenses, gains and losses of $1.63 billion, and unfavorable changes in net operating assets and liabilities of $95 million.
Cash Flows from Investing Activities
Cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $5.04 billion for the six months ended June 30, 2024 and $4.13 billion for the six months ended June 30, 2023, mainly for global factory expansion, machinery and equipment and AI-related capital expenditures as we expand and enhance our product roadmap. We also purchased $3.26 billion and $1.81 billion of short-term investments, net of proceeds from maturities and sales, for the six months ended June 30, 2024 and 2023, respectively.
Cash Flows from Financing Activities
Net cash flows from financing activities changed by $3.30 billion to $2.74 billion net cash provided by financing activities during the six months ended June 30, 2024 from $561 million net cash used in financing activities during the six months ended June 30, 2023. The change was primarily due to a $3.90 billion increase in proceeds from issuances of debt, partially offset by a $679 million increase in repayments of debt. See Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding our debt obligations.

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
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income before income taxes. These changes would have resulted in a gain or loss of $756 million at June 30, 2024 and $1.01 billion at December 31, 2023, assuming no foreign currency hedging.
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
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K, except as follows:
On May 1, 2024, Vaibhav Taneja, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 84,000 shares of our common stock, subject to certain conditions. The arrangement's expiration date is July 31, 2025.
On May 2, 2024, Kathleen Wilson-Thompson, one of our directors, terminated a Rule 10b5-1 trading arrangement that was originally adopted on February 5, 2024. The arrangement was terminated during the Company’s unrestricted trading window and at a time when Ms. Wilson-Thompson was not in possession of material, non-public information about the Company. No transactions were completed under the arrangement.

ITEM 6. EXHIBITS
See Index to Exhibits at the end of this Quarterly Report on Form 10-Q for the information required by this Item.
INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Formation of the Registrant	—	—	—	—	X

3.2	Bylaws of the Registrant	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—

101.INS	Inline XBRL Instance Document	—	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*    Furnished herewith
† Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla, Inc.

Date: July 23, 2024	/s/ Vaibhav Taneja
Vaibhav Taneja
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)