Form 10-Q
period 2024-09-30
Tesla, Inc.
filed 2024-10-24
CIK 1318605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 18, 2024, there were 3,210,059,659 shares of the registrant’s common stock outstanding.

TESLA, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

Forward-Looking Statements
The discussions in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions with respect to the future and management’s current expectations, involve certain risks and uncertainties and are not guarantees. These forward-looking statements include, but are not limited to, statements concerning supply chain constraints, our strategy, competition, future operations and production capacity, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the markets in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “predicts” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Future results may differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and that are otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). The discussion of such risks is not an indication that any such risks have occurred at the time of this filing. We do not assume any obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tesla, Inc.
Consolidated Balance Sheets
(in millions, except per share data)
(unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$18,111	$16,398
Short-term investments	15,537	12,696
Accounts receivable, net	3,313	3,508
Inventory	14,530	13,626
Prepaid expenses and other current assets	4,888	3,388
Total current assets	56,379	49,616
Operating lease vehicles, net	5,380	5,989
Solar energy systems, net	5,040	5,229
Property, plant and equipment, net	36,116	29,725
Operating lease right-of-use assets	4,867	4,180
Digital assets, net	184	184
Intangible assets, net	158	178
Goodwill	253	253
Deferred tax assets	6,486	6,733
Other non-current assets	4,989	4,531
Total assets	$119,852	$106,618
Liabilities
Current liabilities
Accounts payable	$14,654	$14,431
Accrued liabilities and other	10,601	9,080
Deferred revenue	3,031	2,864
Current portion of debt and finance leases	2,291	2,373
Total current liabilities	30,577	28,748
Debt and finance leases, net of current portion	5,405	2,857
Deferred revenue, net of current portion	3,350	3,251
Other long-term liabilities	9,810	8,153
Total liabilities	49,142	43,009
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests in subsidiaries	70	242
Equity
Stockholders’ equity
Preferred stock; $0.001 par value; 100 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 6,000 shares authorized; 3,207 and 3,185 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	37,286	34,892
Accumulated other comprehensive loss	(14)	(143)
Retained earnings	32,656	27,882
Total stockholders’ equity	69,931	62,634
Noncontrolling interests in subsidiaries	709	733
Total liabilities and equity	$119,852	$106,618
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Automotive sales	$18,831	$18,582	$53,821	$57,879
Automotive regulatory credits	739	554	2,071	1,357
Automotive leasing	446	489	1,380	1,620
Total automotive revenues	20,016	19,625	57,272	60,856
Energy generation and storage	2,376	1,559	7,025	4,597
Services and other	2,790	2,166	7,686	6,153
Total revenues	25,182	23,350	71,983	71,606
Cost of revenues
Automotive sales	15,743	15,656	45,602	47,919
Automotive leasing	247	301	761	972
Total automotive cost of revenues	15,990	15,957	46,363	48,891
Energy generation and storage	1,651	1,178	5,157	3,770
Services and other	2,544	2,037	7,192	5,723
Total cost of revenues	20,185	19,172	58,712	58,384
Gross profit	4,997	4,178	13,271	13,222
Operating expenses
Research and development	1,039	1,161	3,264	2,875
Selling, general and administrative	1,186	1,253	3,837	3,520
Restructuring and other	55	—	677	—
Total operating expenses	2,280	2,414	7,778	6,395
Income from operations	2,717	1,764	5,493	6,827
Interest income	429	282	1,127	733
Interest expense	(92)	(38)	(254)	(95)
Other (expense) income, net	(270)	37	(142)	317
Income before income taxes	2,784	2,045	6,224	7,782
Provision for income taxes	601	167	1,403	751
Net income	2,183	1,878	4,821	7,031
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	16	25	47	(38)
Net income attributable to common stockholders	$2,167	$1,853	$4,774	$7,069

Net income per share of common stock attributable to common stockholders
Basic	$0.68	$0.58	$1.51	$2.23
Diluted	$0.62	$0.53	$1.38	$2.03
Weighted average shares used in computing net income per share of common stock
Basic	3,198	3,176	3,192	3,171
Diluted	3,497	3,493	3,489	3,481
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$2,183	$1,878	$4,821	$7,031
Other comprehensive income (loss):
Foreign currency translation adjustment	445	(289)	121	(343)
Unrealized net gain on investments, net of tax	8	7	8	8
Net loss realized and included in net income	—	—	—	4
Comprehensive income	2,636	1,596	4,950	6,700
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	16	25	47	(38)
Comprehensive income attributable to common stockholders	$2,620	$1,571	$4,903	$6,738
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
(in millions)
(unaudited)

Three Months Ended September 30, 2024	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of June 30, 2024	$72	3,194	$3	$36,443	$(467)	$30,489	$66,468	$723	$67,191
Settlement of warrants	—	9	—	—	—	—	—	—	—
Issuance of common stock for equity incentive awards	—	4	—	340	—	—	340	—	340
Stock-based compensation	—	—	—	503	—	—	503	—	503
Distributions to noncontrolling interests	(3)	—	—	—	—	—	—	(29)	(29)
Net income	1	—	—	—	—	2,167	2,167	15	2,182
Other comprehensive income	—	—	—	—	453	—	453	—	453
Balance as of September 30, 2024	$70	3,207	$3	$37,286	$(14)	$32,656	$69,931	$709	$70,640

Nine Months Ended September 30, 2024	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of December 31, 2023	$242	3,185	$3	$34,892	$(143)	$27,882	$62,634	$733	$63,367
Settlement of warrants	—	9	—	—	—	—	—	—	—
Issuance of common stock for equity incentive awards	—	13	—	787	—	—	787	—	787
Stock-based compensation	—	—	—	1,565	—	—	1,565	—	1,565
Distributions to noncontrolling interests	(11)	—	—	—	—	—	—	(66)	(66)
Buy-outs of noncontrolling interests	(166)	—	—	42	—	—	42	—	42
Net income	5	—	—	—	—	4,774	4,774	42	4,816
Other comprehensive income	—	—	—	—	129	—	129	—	129
Balance as of September 30, 2024	$70	3,207	$3	$37,286	$(14)	$32,656	$69,931	$709	$70,640

Three Months Ended September 30, 2023	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of June 30, 2023	$288	3,174	$3	$33,436	$(410)	$18,101	$51,130	$764	$51,894
Issuance of common stock for equity incentive awards	—	5	—	254	—	—	254	—	254
Stock-based compensation	—	—	—	513	—	—	513	—	513
Distributions to noncontrolling interests	(10)	—	—	—	—	—	—	(33)	(33)
Buy-outs of noncontrolling interests	(5)	—	—	(2)	—	—	(2)	—	(2)
Net income	4	—	—	—	—	1,853	1,853	21	1,874
Other comprehensive loss	—	—	—	—	(282)	—	(282)	—	(282)
Balance as of September 30, 2023	$277	3,179	$3	$34,201	$(692)	$19,954	$53,466	$752	$54,218

Nine Months Ended September 30, 2023	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of December 31, 2022	$409	3,164	$3	$32,177	$(361)	$12,885	$44,704	$785	$45,489
Issuance of common stock for equity incentive awards	—	15	—	548	—	—	548	—	548
Stock-based compensation	—	—	—	1,473	—	—	1,473	—	1,473
Distributions to noncontrolling interests	(24)	—	—	—	—	—	—	(83)	(83)
Buy-outs of noncontrolling interests	(8)	—	—	3	—	—	3	(12)	(9)
Net (loss) income	(100)	—	—	—	—	7,069	7,069	62	7,131
Other comprehensive loss	—	—	—	—	(331)	—	(331)	—	(331)
Balance as of September 30, 2023	$277	3,179	$3	$34,201	$(692)	$19,954	$53,466	$752	$54,218
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income	$4,821	$7,031
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	3,872	3,435
Stock-based compensation	1,420	1,328
Inventory and purchase commitments write-downs	247	361
Foreign currency transaction net unrealized loss (gain)	197	(317)
Deferred income taxes	418	(316)
Non-cash interest and other operating activities	83	94
Changes in operating assets and liabilities:
Accounts receivable	144	377
Inventory	(1,107)	(1,953)
Operating lease vehicles	(82)	(1,858)
Prepaid expenses and other assets	(2,639)	(1,992)
Accounts payable, accrued and other liabilities	2,504	1,922
Deferred revenue	231	774
Net cash provided by operating activities	10,109	8,886
Cash Flows from Investing Activities
Purchases of property and equipment excluding finance leases, net of sales	(8,556)	(6,592)
Purchases of solar energy systems, net of sales	(6)	—
Purchases of investments	(20,797)	(13,221)
Proceeds from maturities of investments	17,975	8,959
Proceeds from sales of investments	200	138
Business combinations, net of cash acquired	—	(64)
Net cash used in investing activities	(11,184)	(10,780)
Cash Flows from Financing Activities
Proceeds from issuances of debt	4,360	2,526
Repayments of debt	(1,783)	(887)
Proceeds from exercises of stock options and other stock issuances	788	548
Principal payments on finance leases	(291)	(340)
Debt issuance costs	(6)	(23)
Distributions paid to noncontrolling interests in subsidiaries	(76)	(105)
Payments for buy-outs of noncontrolling interests in subsidiaries	(124)	(17)
Net cash provided by financing activities	2,868	1,702
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(8)	(142)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,785	(334)
Cash and cash equivalents and restricted cash, beginning of period	17,189	16,924
Cash and cash equivalents and restricted cash, end of period	$18,974	$16,590
Supplemental Non-Cash Investing and Financing Activities
Acquisitions of property and equipment included in liabilities	$2,727	$1,717
Leased assets obtained in exchange for finance lease liabilities	$32	$1
Leased assets obtained in exchange for operating lease liabilities	$1,232	$1,548
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Notes to Consolidated Financial Statements
(unaudited)
Note 1 – Overview & Summary of Significant Accounting Policies
Overview
Tesla, Inc. (“Tesla”, the “Company”, “we”, “us” or “our”) was incorporated in the State of Delaware on July 1, 2003 and converted to a Texas corporation on June 13, 2024.
Unaudited Interim Financial Statements
The consolidated financial statements, including the consolidated balance sheet as of September 30, 2024, the consolidated statements of operations, the consolidated statements of comprehensive income, the consolidated statements of redeemable noncontrolling interests and equity for the three and nine months ended September 30, 2024 and 2023, and the consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2023 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Revenue Recognition
Revenue by source
The following table disaggregates our revenue by major source (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Automotive sales	$18,831	$18,582	$53,821	$57,879
Automotive regulatory credits	739	554	2,071	1,357
Energy generation and storage sales	2,228	1,416	6,616	4,188
Services and other	2,790	2,166	7,686	6,153
Total revenues from sales and services	24,588	22,718	70,194	69,577
Automotive leasing	446	489	1,380	1,620
Energy generation and storage leasing	148	143	409	409
Total revenues	$25,182	$23,350	$71,983	$71,606
Automotive Segment
Automotive Sales
Deferred revenue related to the access to our Full Self Driving (Supervised) (“FSD”) Capability features and their ongoing maintenance, internet connectivity, free Supercharging programs and over-the-air software updates primarily on automotive sales amounted to $3.61 billion and $3.54 billion as of September 30, 2024 and December 31, 2023, respectively.

Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Revenue recognized from the deferred revenue balances as of December 31, 2023 and 2022 was $711 million and $360 million for the nine months ended September 30, 2024 and 2023, respectively. Of the total deferred revenue balance as of September 30, 2024, we expect to recognize $821 million of revenue in the next 12 months. The remaining balance will be recognized at the time of transfer of control of the product or over the performance period.
We have financing receivables on our consolidated balance sheets related to loans we provide for financing our automotive deliveries. As of September 30, 2024 and December 31, 2023, we had current net financing receivables of $245 million and $242 million, respectively, in Accounts receivable, net, and $868 million and $1.04 billion, respectively, in Other non-current assets for the long-term portion.
We offer resale value guarantees to our commercial banking partners in connection with certain vehicle leasing programs. Under these programs, we originate the lease with our end customer and immediately transfer the lease and the underlying vehicle to our commercial banking partner, with the transaction being accounted for as a sale under ASC 606, Revenue from Contracts with Customers. We estimate a guarantee liability in accordance with ASC 460, Guarantees and record it within other liabilities on our consolidated balance sheet. On a quarterly basis, we assess the estimated market value of vehicles sold under this program to determine whether there have been changes to the amount of expected resale value guarantee liabilities. The total recorded guarantee liabilities on vehicles sold under this program were immaterial as of September 30, 2024 and December 31, 2023. Our maximum exposure on the guarantees we provide if they are unable to sell the vehicle at or above the vehicle’s contractual residual value at the end of the lease term was $1.04 billion and $166 million as of September 30, 2024 and December 31, 2023, respectively.
Automotive Regulatory Credits
As of September 30, 2024, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $4.72 billion. Of this amount, we expect to recognize $683 million in the next 12 months and the rest over the remaining performance obligation period. Additionally, changes in regulations on automotive regulatory credits may significantly impact our remaining performance obligations and revenue to be recognized under these contracts.
Automotive Leasing Revenue
Direct Sales-Type Leasing Program
Lease receivables relating to sales-type leases are presented on the consolidated balance sheets as follows (in millions):

	September 30, 2024	December 31, 2023
Gross lease receivables	$584	$780
Unearned interest income	(48)	(78)
Allowance for expected credit losses	(7)	(6)
Net investment in sales-type leases	$529	$696

Reported as:
Prepaid expenses and other current assets	$171	$189
Other non-current assets	358	507
Net investment in sales-type leases	$529	$696

Energy Generation and Storage Segment
Energy Generation and Storage Sales
We record as deferred revenue any non-refundable amounts that are collected from customers related to prepayments, which is recognized as revenue ratably over the respective customer contract term. As of September 30, 2024 and December 31, 2023, deferred revenue related to such customer payments amounted to $1.73 billion and $1.60 billion, respectively, mainly due to contractual payment terms. Revenue recognized from the deferred revenue balances as of December 31, 2023 and 2022 was $1.09 billion and $511 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $6.61 billion. Of this amount, we expect to recognize $4.23 billion in the next 12 months and the rest over the remaining performance obligation period.
We have financing receivables on our consolidated balance sheets related to loans we provide for financing our energy products. As of September 30, 2024 and December 31, 2023, we had current net financing receivables of $32 million and $31 million, respectively, in Accounts receivable, net, and $641 million and $578 million, respectively, in Other non-current assets for the long-term portion.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to common stockholders	$2,167	$1,853	$4,774	$7,069
Less: Buy-outs of noncontrolling interest	—	2	(42)	(3)
Net income used in computing basic and diluted net income per share of common stock	$2,167	$1,851	$4,816	$7,072

The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income per share of common stock attributable to common stockholders (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average shares used in computing net income per share of common stock, basic	3,198	3,176	3,192	3,171
Add:
Stock-based awards	290	304	286	297
Convertible senior notes	—	2	1	2
Warrants	9	11	10	11
Weighted average shares used in computing net income per share of common stock, diluted	3,497	3,493	3,489	3,481
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common stock attributable to common stockholders, because their effect was anti-dilutive (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock-based awards	15	13	18	12
Restricted Cash
Our total cash and cash equivalents and restricted cash, as presented in the consolidated statements of cash flows, was as follows (in millions):

	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
Cash and cash equivalents	$18,111	$16,398	$15,932	$16,253
Restricted cash included in prepaid expenses and other current assets	483	543	453	294
Restricted cash included in other non-current assets	380	248	205	377
Total as presented in the consolidated statements of cash flows	$18,974	$17,189	$16,590	$16,924
Accounts Receivable and Allowance for Doubtful Accounts
Depending on the day of the week on which the end of a fiscal quarter falls, our accounts receivable balance may fluctuate as we are waiting for certain customer payments to clear through our banking institutions and receipts of payments from our financing partners, which can take up to approximately two weeks based on the contractual payment terms with such partners. Our accounts receivable balances associated with sales of energy storage products are dependent on billing milestones and payment terms negotiated for each contract, and our accounts receivable balances associated with our sales of regulatory credits are dependent on contractual payment terms. Additionally, government rebates can take up to a year or more to be collected depending on the customary processing timelines of the specific jurisdictions issuing them. These various factors may have a significant impact on our accounts receivable balance from period to period. As of September 30, 2024 and December 31, 2023, government rebates receivable was $315 million and $378 million, respectively, in Accounts receivable, net for the current portion and an immaterial amount and $207 million, respectively, in Other non-current assets for the long-term portion in our consolidated balance sheets.
Financing Receivables
As of September 30, 2024 and December 31, 2023, the vast majority of our financing receivables were at current status with an immaterial balance being past due. As of September 30, 2024 and December 31, 2023, the majority of our financing receivables, excluding MyPower notes receivable, were originated in 2023 and 2022.

As of September 30, 2024 and December 31, 2023, the total outstanding balance of MyPower customer notes receivable, net of allowance for expected credit losses, was $250 million and $266 million, respectively, of which $5 million was due in the next 12 months. As of September 30, 2024 and December 31, 2023, the allowance for expected credit losses was $36 million.
Concentration of Risk
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, investments, restricted cash, accounts receivable and other finance receivables. Our cash and investments balances are primarily on deposit at high credit quality financial institutions or invested in highly rated, investment-grade securities. These deposits are typically in excess of insured limits. As of September 30, 2024 and December 31, 2023, no entity represented 10% or more of our total receivables balance.
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
Warranties
Accrued warranty activity consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Accrued warranty - beginning of period	$5,795	$4,465	$5,152	$3,505
Warranty costs incurred	(380)	(335)	(1,048)	(911)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	231	15	295	426
Provision for warranty	717	577	1,964	1,702
Accrued warranty - end of period	$6,363	$4,722	$6,363	$4,722
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

In December 2023, the FASB issued ASU No. 2023-08, Accounting for and Disclosure of Crypto Assets (Subtopic 350-60). This ASU requires certain crypto assets to be measured at fair value separately on the balance sheet with changes reported in the statement of operations each reporting period. This ASU also enhances the other intangible asset disclosure requirements by requiring the name, cost basis, fair value, and number of units for each significant crypto asset holding. The ASU is effective for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. Adoption of the ASU requires a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which an entity adopts the amendments. Early adoption is also permitted, including adoption in an interim period. However, if the ASU is early adopted in an interim period, an entity must adopt the ASU as of the beginning of the fiscal year that includes the interim period. This ASU will result in gains and losses recorded in the consolidated financial statements and additional disclosures when adopted. We are currently evaluating the adoption of this ASU and it could materially affect the carrying value of our crypto assets held and the gains and losses relating thereto, depending on the fair value at adoption.
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

	September 30, 2024				December 31, 2023
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Certificates of deposit and time deposits	$10,329	$—	$10,329	$—	$6,996	$—	$6,996	$—
Commercial paper	4,162	—	4,162	—	470	—	470	—
U.S. government securities	3,393	—	3,393	—	5,136	—	5,136	—
Corporate debt securities	196	—	196	—	480	—	480	—
Money market funds	1,784	1,784	—	—	109	109	—	—
Total	$19,864	$1,784	$18,080	$—	$13,191	$109	$13,082	$—
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

Our cash, cash equivalents and investments classified by security type as of September 30, 2024 and December 31, 2023 consisted of the following (in millions):

	September 30, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$13,784	$—	$—	$13,784	$13,784	$—
Certificates of deposit and time deposits	10,327	2	—	10,329	600	9,729
Commercial paper	4,160	3	(1)	4,162	945	3,217
U.S. government securities	3,391	3	(1)	3,393	998	2,395
Corporate debt securities	195	1	—	196	—	196
Money market funds	1,784	—	—	1,784	1,784	—
Total cash, cash equivalents and short-term investments	$33,641	$9	$(2)	$33,648	$18,111	$15,537

	December 31, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$15,903	$—	$—	$15,903	$15,903	$—
Certificates of deposit and time deposits	6,995	1	—	6,996	—	6,996
U.S. government securities	5,136	1	(1)	5,136	277	4,859
Corporate debt securities	485	1	(6)	480	—	480
Commercial paper	470	—	—	470	109	361
Money market funds	109	—	—	109	109	—
Total cash, cash equivalents and short-term investments	$29,098	$3	$(7)	$29,094	$16,398	$12,696
The following table summarizes the fair value of our investments by stated contractual maturities as of September 30, 2024 (in millions):

Due in 1 year or less	$15,336
Due in 1 year through 5 years	201
Total	$15,537
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

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
2024 Notes	$—	$—	$37	$443
Digital assets, net	$184	$729	$184	$487

Note 3 – Inventory
Our inventory consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Raw materials	$5,555	$5,390
Work in process	1,791	2,016
Finished goods (1)	5,950	5,049
Service parts	1,234	1,171
Total	$14,530	$13,626
(1)Finished goods inventory includes products-in-transit to fulfill customer orders, new vehicles, used vehicles and energy products available for sale.
We write-down inventory for any excess or obsolete inventory or when we believe that the net realizable value of inventory is less than the carrying value. During the three and nine months ended September 30, 2024, we recorded write-downs of $46 million and $114 million, respectively, in Cost of revenues in the consolidated statements of operations. During the three and nine months ended September 30, 2023, we recorded write-downs of $43 million and $148 million, respectively, in Cost of revenues in the consolidated statements of operations.
Note 4 – Property, Plant and Equipment, Net
Our property, plant and equipment, net, consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Machinery, equipment, vehicles and office furniture	$18,227	$16,309
Land and buildings	10,680	9,498
Leasehold improvements	3,584	3,136
Tooling	3,782	3,129
Computer equipment, hardware and software	2,818	2,409
AI infrastructure	3,693	1,510
Construction in progress	8,026	5,791
	50,810	41,782
Less: Accumulated depreciation	(14,694)	(12,057)
Total	$36,116	$29,725
Construction in progress is primarily comprised of ongoing construction and expansion of our facilities, equipment and tooling related to the manufacturing of our products as well as AI-related assets which have not yet been placed in service.
Depreciation expense during the three and nine months ended September 30, 2024 was $1.05 billion and $2.96 billion, respectively. Depreciation expense during the three and nine months ended September 30, 2023 was $897 million and $2.44 billion, respectively.

Note 5 – Accrued Liabilities and Other
Our accrued liabilities and other current liabilities consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Accrued purchases (1)	$2,424	$2,721
Accrued warranty reserve, current portion	1,839	1,546
Payroll and related costs	1,513	1,325
Taxes payable (2)	1,265	1,204
Customer deposits	994	876
Operating lease liabilities, current portion	797	672
Sales return reserve, current portion	226	219
Other current liabilities	1,543	517
Total	$10,601	$9,080
(1)Accrued purchases primarily reflects receipts of goods and services for which we had not yet been invoiced. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.
(2)Taxes payable primarily includes value added tax, income tax, sales tax, property tax and use tax payables.
Note 6 – Other Long-Term Liabilities
Our other long-term liabilities consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Operating lease liabilities	$4,290	$3,671
Accrued warranty reserve	4,524	3,606
Other non-current liabilities	996	876
Total other long-term liabilities	$9,810	$8,153
Note 7 – Debt
The following is a summary of our debt and finance leases as of September 30, 2024 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Unused Committed Amount (1)	Contractual Interest Rates	Contractual Maturity Date
	Current	Long-Term
Recourse debt:
RCF Credit Agreement	$—	$—	$—	$5,000	Not applicable	January 2028
Other	8	3	11	—	3.96-5.75%	March 2025-January 2031
Total recourse debt	8	3	11	5,000
Non-recourse debt:
Automotive Asset-backed Notes	2,073	2,107	4,195	—	3.95-6.57%	August 2025-June 2035
China Working Capital Facility	—	2,851	2,851	—	2.27%	April 2025 (2)
Cash Equity Debt	30	309	348	—	5.25-5.81%	July 2033-January 2035
Solar Asset-backed Notes	4	5	10	—	4.80%	December 2026
Total non-recourse debt	2,107	5,272	7,404	—
Total debt	2,115	5,275	$7,415	$5,000
Finance leases	176	130
Total debt and finance leases	$2,291	$5,405

The following is a summary of our debt and finance leases as of December 31, 2023 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Unused Committed Amount (1)	Contractual Interest Rates	Contractual Maturity Date
	Current	Long-Term
Recourse debt:
2024 Notes	$37	$—	$37	$—	2.00%	May 2024
RCF Credit Agreement	—	—	—	5,000	Not applicable	January 2028
Other	—	7	7	28	4.70-5.75%	March 2025-January 2031
Total recourse debt	37	7	44	5,028
Non-recourse debt:
Automotive Asset-backed Notes	1,906	2,337	4,259	—	0.60-6.57%	July 2024-May 2031
Cash Equity Debt	28	330	367	—	5.25-5.81%	July 2033-January 2035
Solar Asset-backed Notes	4	8	13	—	4.80%	December 2026
Total non-recourse debt	1,938	2,675	4,639	—
Total debt	1,975	2,682	$4,683	$5,028
Finance leases	398	175
Total debt and finance leases	$2,373	$2,857
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
Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to debt discounts or deferred issuance costs. As of September 30, 2024, we were in material compliance with all financial debt covenants.
2024 Notes
During the second quarter of 2024, the 2024 Notes reached maturity and were fully settled. Additionally, during the third quarter of 2024, we settled the warrants entered into in connection with the issuance of the 2024 Notes, resulting in the issuance of 8.5 million shares of our common stock. The remaining warrants were settled in October 2024.
Automotive Asset-backed Notes
During the nine months ended September 30, 2024, we transferred beneficial interests related to certain leased vehicles and financing receivables into special purpose entities and issued $1.57 billion in aggregate principal amount of Automotive Asset-backed Notes, with terms similar to our other previously issued Automotive Asset-backed Notes. The proceeds from the issuance, net of debt issuance costs, were $1.56 billion.
In October 2024, we transferred beneficial interests related to certain leased vehicles into a special purpose entity and issued $783 million in aggregate principal amount of Automotive Asset-backed Notes, with terms similar to our other previously issued Automotive-backed Notes.
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
As of September 30, 2024, we had unrecognized stock-based compensation expense of $487 million under these grants to purchase or receive an aggregate 4.9 million shares of our common stock. For awards probable of achievement, we estimate the unrecognized stock-based compensation expense of $457 million will be recognized over a weighted-average period of 4.3 years.
For the three and nine months ended September 30, 2024 and 2023, stock-based compensation expense related to these grants, net of forfeitures, were immaterial.
Summary Stock-Based Compensation Information
The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$184	$181	$566	$554
Research and development	191	189	572	491
Selling, general and administrative	82	95	280	283
Restructuring and other	—	—	2	—
Total	$457	$465	$1,420	$1,328
Note 9 – Income Taxes
Our effective tax rate was 22% and 23% for the three and nine months ended September 30, 2024, respectively, compared to 8% and 10% for the three and nine months ended September 30, 2023, respectively. The increase in our effective tax rate is primarily due to the impact of releasing the valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2023 and changes in the mix of our jurisdictional earnings.
Our effective tax rates for the three and nine months of 2024 and 2023 as compared to the U.S. federal statutory rate of 21% were primarily impacted by the mix of our jurisdictional earnings subject to different tax rates, valuation allowances on our deferred tax assets and benefits from our U.S. tax credits and the Inflation Reduction Act of 2022 (“IRA”) manufacturing credits.
We are subject to tax examinations in the U.S. federal, state and foreign jurisdictions. Given the uncertainty in timing and outcome of our tax examinations, an estimate of the range of the reasonably possible change in gross unrecognized tax benefits within twelve months cannot be made at this time.
Note 10 – Commitments and Contingencies
Operating Lease Arrangements in Buffalo, New York and Shanghai, China
For a description of our operating lease arrangements in Buffalo, New York, and Shanghai, China, refer to Note 15, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2023. As of September 30, 2024, we expect to meet the requirements under these arrangements, as may be modified from time to time, based on our current and anticipated level of operations.

Legal Proceedings
Litigation Relating to 2018 CEO Performance Award
On June 4, 2018, a purported Tesla stockholder filed a putative class and derivative action in the Delaware Court of Chancery against Elon Musk and the members of Tesla’s board of directors as then constituted, alleging corporate waste, unjust enrichment and that such board members breached their fiduciary duties by approving the stock-based compensation plan awarded to Elon Musk in 2018 (the “2018 CEO Performance Award”). Trial was held November 14-18, 2022. On January 30, 2024, the Court issued an opinion finding that the 2018 CEO Performance Award should be rescinded. Plaintiff’s counsel filed a brief seeking a fee award of 29,402,900 Tesla shares, plus expenses of $1,120,115.50. Tesla opposed the fee request on June 7, 2024, and a hearing was held on July 8, 2024. At Tesla’s 2024 Annual Meeting of Stockholders, 72% of the disinterested voting shares of Tesla, excluding shares owned by Mr. Musk and Kimbal Musk, voted to ratify the 2018 CEO Performance Award. On June 28, 2024, because Tesla’s disinterested stockholders voted to ratify the 2018 CEO Performance Award, Mr. Musk and the other director defendants, joined by Tesla, filed a brief seeking to revise the Court’s January 30, 2024 opinion, and a hearing was held on August 2, 2024.
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
On July 14, 2023, the parties filed a Stipulation and Agreement of Compromise and Settlement, which does not involve an admission of any wrongdoing by any party. If the settlement is approved by the Court, this action will be fully settled and dismissed with prejudice. Pursuant to the terms of the agreement, Tesla provided notice of the proposed settlement to stockholders of record as of July 14, 2023. The Court held a hearing regarding the settlement on October 13, 2023, after which it took the settlement and plaintiff counsels’ fee request under advisement. On August 14, 2024, the parties submitted a joint letter requesting that the Court approve and enter final judgment with respect to the settlement, and decide the fee request at a later date. The settlement is not expected to have an adverse impact on our results of operations, cash flows or financial position.
Litigation Relating to Potential Going Private Transaction
Between August 10, 2018 and September 6, 2018, nine purported stockholder class actions were filed against Tesla and Elon Musk in connection with Mr. Musk’s August 7, 2018 Twitter post that he was considering taking Tesla private. On January 16, 2019, Plaintiffs filed their consolidated complaint in the United States District Court for the Northern District of California and added as defendants the members of Tesla’s board of directors. The consolidated complaint asserts claims for violations of the federal securities laws and seeks unspecified damages and other relief. The parties stipulated to certification of a class of stockholders, which the court granted on November 25, 2020. Trial started on January 17, 2023, and on February 3, 2023, a jury rendered a verdict in favor of the defendants on all counts. After trial, plaintiffs filed a motion for judgment as a matter of law and a motion for new trial, which the Court denied and judgement was entered in favor of defendants on July 11, 2023. On July 14, 2023, plaintiffs filed a notice of appeal. The appeal, which is pending in the United States Court of Appeals for the Ninth Circuit, has been fully briefed by the parties, and is scheduled for oral argument on October 25, 2024.
Between October 17, 2018 and March 8, 2021, seven derivative lawsuits were filed in the Delaware Court of Chancery, purportedly on behalf of Tesla, against Mr. Musk and the members of Tesla’s board of directors, as constituted at relevant times, in relation to statements made and actions connected to a potential going private transaction, with certain of the lawsuits challenging additional Twitter posts by Mr. Musk, among other things. Several of those actions were consolidated, and all have been stayed. In addition to these cases, two derivative lawsuits were filed on October 25, 2018 and February 11, 2019 in the U.S. District Court for the District of Delaware, purportedly on behalf of Tesla, against Mr. Musk and the members of the Tesla board of directors as then constituted. Those cases have also been consolidated and stayed pending resolution of the appeal in the above-referenced consolidated purported stockholder class action.

On October 21, 2022, a lawsuit was filed in the Delaware Court of Chancery by a purported shareholder of Tesla alleging, among other things, that board members breached their fiduciary duties in connection with their oversight of the Company’s 2018 settlement with the SEC, as amended. Among other things, the plaintiff seeks reforms to the Company’s corporate governance and internal procedures, unspecified damages, and attorneys’ fees. The lawsuit has been stayed pending resolution of a motion to consolidate certain derivative lawsuits in the Delaware Court of Chancery referenced below.
On November 15, 2021, JPMorgan Chase Bank (“JP Morgan”) filed a lawsuit against Tesla in the Southern District of New York alleging breach of a stock warrant agreement that was entered into as part of a convertible notes offering in 2014. In 2018, JP Morgan informed Tesla that it had adjusted the strike price based upon Mr. Musk’s August 7, 2018 Twitter post that he was considering taking Tesla private. Tesla disputed JP Morgan’s adjustment as a violation of the parties’ agreement. In 2021, Tesla delivered shares to JP Morgan per the agreement, which they duly accepted. JP Morgan now alleges that it is owed approximately $162 million as the value of additional shares that it claims should have been delivered as a result of the adjustment to the strike price in 2018. On January 24, 2022, Tesla filed multiple counterclaims as part of its answer to the underlying lawsuit, asserting among other points that JP Morgan should have terminated the stock warrant agreement in 2018 rather than make an adjustment to the strike price that it should have known would lead to a commercially unreasonable result. Tesla believes that the adjustments made by JP Morgan were neither proper nor commercially reasonable, as required under the stock warrant agreements. JP Morgan filed a motion for judgment on the pleadings, which Tesla opposed, and on September 12, 2024, the Court denied JP Morgan’s motion.

Certain Derivative Lawsuits in Delaware
Before converting from a Delaware to Texas corporation on June 13, 2024, three separate derivative actions brought by purported Tesla stockholders were filed in the Delaware Court of Chancery on May 24, June 10 and June 13, 2024, purportedly on behalf of Tesla, against current and former directors regarding topics involving Elon Musk and others, X Corp. (formerly Twitter) and x.AI. These suits assert various claims, including breach of fiduciary duty and breach of contract, and seek unspecified damages and other relief. On August 6, 2024, the plaintiffs in these three actions moved to consolidate the matters into a single case, and a hearing on that motion is scheduled for November 18, 2024.
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

Other Litigation Related to Our Products and Services
We are also subject to various lawsuits that seek monetary and other injunctive relief. These lawsuits include proposed class actions and other consumer claims that allege, among other things, purported defects and misrepresentations related to our products and services. For example, on September 14, 2022, a proposed class action was filed against Tesla, Inc. and related entities in the U.S. District Court for the Northern District of California, alleging various claims about the Company’s driver assistance technology systems under state and federal law. This case was later consolidated with several other proposed class actions, and a Consolidated Amended Complaint was filed on October 28, 2022, which seeks damages and other relief on behalf of all persons who purchased or leased from Tesla between January 1, 2016, to the present. On October 5, 2022, a proposed class action complaint was filed in the U.S. District Court for the Eastern District of New York asserting similar state and federal law claims against the same defendants. On September 30, 2023, the Court dismissed this action with leave to amend the complaint. On November 20, 2023, the plaintiff moved to amend the complaint, which Tesla opposed. On August 8, 2024, the Court denied the plaintiff’s motion for leave to file an amended complaint and entered judgment for Tesla. On September 5, 2024, the plaintiff filed a notice of appeal to United States Court of Appeals for the Second Circuit. On March 22, 2023, the plaintiffs in the Northern District of California consolidated action filed a motion for a preliminary injunction to order Tesla to (1) cease using the term “Full Self-Driving Capability” (FSD Capability), (2) cease the sale and activation of FSD Capability and deactivate FSD Capability on Tesla vehicles, and (3) provide certain notices to consumers about proposed court-findings about the accuracy of the use of the terms Autopilot and FSD Capability. Tesla opposed the motion. On September 30, 2023, the Court denied the request for a preliminary injunction, compelled four of five plaintiffs to arbitration, and dismissed the claims of the fifth plaintiff with leave to amend the complaint. On October 31, 2023, the remaining plaintiff in the Northern District of California action filed an amended complaint, which Tesla moved to dismiss, and on May 15, 2024, the Court granted in part and denied in part Tesla’s motion. On October 2, 2023, a similar proposed class action was filed in San Diego County Superior Court in California. Tesla subsequently removed the San Diego County case to federal court and on January 8, 2024, the federal court granted Tesla’s motion to transfer the case to the U.S. District Court for the Northern District of California. Tesla moved to compel arbitration, which the plaintiff did not oppose, and on June 27, 2024, the Court stayed the case pending arbitration.
On February 27, 2023, a proposed class action was filed in the U.S. District Court for the Northern District of California against Tesla, Inc., Elon Musk and certain current and former Company executives. The complaint alleges that the defendants made material misrepresentations and omissions about the Company’s Autopilot and FSD Capability technologies and seeks money damages and other relief on behalf of persons who purchased Tesla stock between February 19, 2019, and February 17, 2023. An amended complaint was filed on September 5, 2023, naming only Tesla, Inc. and Elon Musk as defendants. On November 6, 2023, Tesla moved to dismiss the amended complaint. On September 30, 2024, the Court granted Tesla’s motion to dismiss without prejudice.
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

Certain Investigations and Other Matters
We regularly receive requests for information, including subpoenas, from regulators and governmental authorities such as the National Highway Traffic Safety Administration, the National Transportation Safety Board, the Securities and Exchange Commission (“SEC”), the Department of Justice (“DOJ”), and various local, state, federal, and international agencies. The ongoing requests for information include topics such as operations, technology (e.g., vehicle functionality, vehicle incidents, Autopilot and FSD Capability), compliance, finance, data privacy, and other matters related to Tesla’s business, its personnel, and related parties. We routinely cooperate with such formal and informal requests for information, investigations, and other inquiries. To our knowledge no government agency in any ongoing investigation has concluded that any wrongdoing occurred. We cannot predict the outcome or impact of any ongoing matters. Should the government decide to pursue an enforcement action, there exists the possibility of a material adverse impact on our business, results of operation, prospects, cash flows, financial position or brand.
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
Note 11 – Variable Interest Entity Arrangements
The aggregate carrying values of the variable interest entities’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in millions):

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$51	$66
Accounts receivable, net	28	13
Prepaid expenses and other current assets	263	361
Total current assets	342	440
Operating lease vehicles, net	451	—
Solar energy systems, net	2,524	3,278
Other non-current assets	190	369
Total assets	$3,507	$4,087
Liabilities
Current liabilities
Accrued liabilities and other	$36	$67
Deferred revenue	7	6
Current portion of debt and finance leases	1,930	1,564
Total current liabilities	1,973	1,637
Deferred revenue, net of current portion	81	99
Debt and finance leases, net of current portion	1,826	2,041
Total liabilities	$3,880	$3,777

Note 12 – Segment Reporting and Information about Geographic Areas
We have two operating and reportable segments: (i) automotive and (ii) energy generation and storage. The following table presents revenues and gross profit by reportable segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Automotive segment
Revenues	$22,806	$21,791	$64,958	$67,009
Gross profit	$4,272	$3,797	$11,403	$12,395
Energy generation and storage segment
Revenues	$2,376	$1,559	$7,025	$4,597
Gross profit	$725	$381	$1,868	$827
The following table presents revenues by geographic area based on the sales location of our products (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$12,584	$10,893	$35,602	$33,472
China	5,665	5,020	14,893	15,642
Other international	6,933	7,437	21,488	22,492
Total	$25,182	$23,350	$71,983	$71,606
The following table presents long-lived assets by geographic area (in millions):

	September 30, 2024	December 31, 2023
United States	$32,367	$26,629
Germany	4,447	4,258
Other international	4,342	4,067
Total	$41,156	$34,954
The following table presents inventory by reportable segment (in millions):

	September 30, 2024	December 31, 2023
Automotive	$12,266	$11,139
Energy generation and storage	2,264	2,487
Total	$14,530	$13,626
Note 13 – Restructuring and Other
In the second quarter of 2024, we initiated and substantially completed certain restructuring actions to reduce costs and improve efficiency. As a result, we recognized $583 million of employee termination expenses in Restructuring and other in our consolidated income statement. These expenses were substantially paid with an immaterial accrual remaining in Accrued liabilities and other in our consolidated balance sheet as of September 30, 2024.

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
In 2024, we produced approximately 1,314,000 consumer vehicles and delivered approximately 1,294,000 consumer vehicles through the third quarter. We are focused on profitable growth, including by leveraging existing factories and production lines to introduce new and more affordable products, further improving and deploying our FSD capabilities, including through our planned robotaxi product, reducing costs, increasing vehicle production, utilized capacity and delivery capabilities, improving and developing our vehicles and battery technologies, vertically integrating and localizing our supply chain, and expanding our global infrastructure, including our service and charging infrastructure.
In 2024, we deployed 20.41 GWh of energy storage products through the third quarter. We are focused on ramping the production and increasing the market penetration of our energy storage products.
During the three and nine months ended September 30, 2024, we recognized total revenues of $25.18 billion and $71.98 billion, respectively, representing increases of $1.83 billion and $377 million, respectively, compared to the same periods in the prior year. During the three and nine months ended September 30, 2024, our net income attributable to common stockholders was $2.17 billion and $4.77 billion, respectively, representing an increase of $314 million and a decrease of $2.30 billion, respectively, compared to the same periods in the prior year. We continue to ramp production and build and optimize our manufacturing capacity, expand our operations while focusing on further cost reductions and operational efficiencies to enable increased deliveries and deployments of our products, and invest in research and development to accelerate our AI, software, and fleet-based profits for further revenue growth.
We ended the third quarter of 2024 with $33.65 billion in cash and cash equivalents and investments, representing an increase of $4.55 billion from the end of 2023. Our cash flows provided by operating activities were $10.11 billion during the nine months ended September 30, 2024, compared to $8.89 billion during the same period ended September 30, 2023, representing an increase of $1.22 billion. Capital expenditures amounted to $8.56 billion during the nine months ended September 30, 2024, compared to $6.59 billion during the same period ended September 30, 2023, representing an increase of $1.96 billion. Overall growth has allowed our business to generally fund itself, and we will continue investing in a number of capital-intensive projects and research and development in upcoming periods.
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

We are focused on growing our manufacturing capacity, which includes capacity for manufacturing newer vehicle models such as our Cybertruck, Tesla Semi and future vehicles utilizing aspects of our next generation platform, and ramping the production at our Gigafactories to their installed production capacities as well as increasing production rate and efficiency at our current factories. The next phase of production growth will depend on the continued ramp at our factories and be initiated by advances in autonomy and the introduction of new products, including those built on our next generation vehicle platform, as well as our ability to add to our available sources of battery cell supply by manufacturing our own cells that we are developing to have high-volume output, lower capital and production costs and longer range. Our goals are to improve vehicle performance, decrease production costs and increase affordability and customer awareness.
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
However, we operate in a cyclical industry that is sensitive to shifting consumer trends, political and regulatory uncertainty, including with respect to trade and the environment, all of which can be compounded by inflationary pressures, rising energy prices, interest rate fluctuations and the liquidity of enterprise customers. For example, as inflationary pressures increased across the markets in which we operate, central banks in developed countries raised interest rates rapidly and substantially, which impacted the affordability of vehicle lease and finance arrangements. Further, sales of vehicles in the automotive industry also tend to be cyclical in many markets, which may expose us to increased volatility as we expand and adjust our operations. Moreover, as additional competitors enter the marketplace and help bring the world closer to sustainable transportation, we will have to adjust and continue to execute well to maintain our momentum. Additionally, our suppliers’ liquidity and allocation plans may be affected by current challenges in the North American automotive industry, which could reduce our access to components or result in unfavorable changes to cost. These macroeconomic and industry trends have had, and will likely continue to have, an impact on the pricing of, and order rate for our vehicles, and in turn our operating margin. Changes in government and economic incentives or tariffs may also impact our sales, cost structure and the competitive landscape. We will continue to adjust accordingly to such developments, and we believe our ongoing cost reduction, including improved production innovation and efficiency at our newest factories and lower logistics costs, and focus on operating leverage will continue to benefit us in relation to our competitors, while our new products will help enable future growth.
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

Energy Generation and Storage Demand, Production and Deployment
The long-term success of this business is dependent upon incremental volume growth. We continue to increase the production and capabilities of our energy storage products to meet high levels of demand, including the introduction of Powerwall 3 in 2024, the construction of a new Megafactory in Shanghai and the ongoing ramp at our Megafactory in Lathrop, California. For Megapack, energy storage deployments can vary meaningfully quarter to quarter depending on the timing of specific project milestones and logistics. As these product lines grow, we will have to maintain adequate battery cell supply for our energy storage products. At the same time, changes in government and economic incentives or tariffs may also impact our sales, cost structure and the competitive landscape.
Cash Flow and Capital Expenditure Trends
Our capital expenditures are typically difficult to project beyond the short-term given the number and breadth of our core projects at any given time, and may further be impacted by uncertainties in future global market conditions. We are simultaneously developing and ramping new products, building or ramping manufacturing facilities on three continents, piloting the development and manufacture of new battery cell technologies, expanding our Supercharger network and investing in autonomy and other artificial intelligence enabled training and products, and the pace of our capital spend may vary depending on overall priority among projects, the pace at which we meet milestones, production adjustments to and among our various products, increased capital efficiencies and the addition of new projects. Owing and subject to the foregoing as well as the pipeline of announced projects under development, all other continuing infrastructure growth and varying levels of inflation, we currently expect our capital expenditures to exceed $11.00 billion in 2024 and be between $8.00 to $10.00 billion in each of the following two fiscal years.
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

Results of Operations
Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2024	2023	$	%	2024	2023	$	%
Automotive sales	$18,831	$18,582	$249	1%	$53,821	$57,879	$(4,058)	(7)%
Automotive regulatory credits	739	554	185	33%	2,071	1,357	714	53%
Automotive leasing	446	489	(43)	(9)%	1,380	1,620	(240)	(15)%
Total automotive revenues	20,016	19,625	391	2%	57,272	60,856	(3,584)	(6)%
Services and other	2,790	2,166	624	29%	7,686	6,153	1,533	25%
Total automotive & services and other segment revenue	22,806	21,791	1,015	5%	64,958	67,009	(2,051)	(3)%
Energy generation and storage segment revenue	2,376	1,559	817	52%	7,025	4,597	2,428	53%
Total revenues	$25,182	$23,350	$1,832	8%	$71,983	$71,606	$377	1%
Automotive & Services and Other Segment
Automotive sales revenue increased $249 million, or 1%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, due to an increase of approximately 23,000 combined Model 3 and Model Y cash deliveries and an increase of 8,000 deliveries of other models primarily due to our production ramp of Cybertruck. Additionally, we recognized $326 million of FSD revenue for Cybertruck and certain features such as Actually Smart Summon in the third quarter of 2024. The increases were partially offset by lower average selling price on our vehicles driven by overall price reductions and attractive financing options provided year over year as well as mix.
Automotive sales revenue decreased $4.06 billion, or 7%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to lower average selling price on our vehicles driven by overall price reductions and attractive financing options provided year over year as well as mix. Additionally, there was a decrease of approximately 17,000 combined Model 3 and Model Y cash deliveries partially due to the early phase of the production ramp of the updated Model 3 at our Fremont factory. The decreases were partially offset by an increase of approximately 19,000 deliveries of other models primarily due to our production ramp of Cybertruck and an increase in FSD revenue compared to the prior period, as discussed above.
Automotive regulatory credits revenue increased $185 million, or 33%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Automotive regulatory credits revenue increased $714 million, or 53%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. These increases were driven by demand for credits in North America as other automobile manufacturers scale back on their battery electric vehicle plans.
Automotive leasing revenue decreased $43 million, or 9%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Automotive leasing revenue decreased $240 million, or 15%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decreases were primarily due to lower direct sales-type leasing deliveries and a decrease in lease buyouts.
Services and other revenue increased $624 million, or 29%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Services and other revenue increased $1.53 billion, or 25%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increases were primarily due to increases in non-warranty maintenance services and collision revenue, used vehicle revenue, paid Supercharging revenue, insurance services revenue and part sales revenue.
Energy Generation and Storage Segment
Energy generation and storage revenue increased $817 million, or 52%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Energy generation and storage revenue increased $2.43 billion, or 53%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increases were primarily due to increases in Megapack and Powerwall deployments compared to the prior periods.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2024	2023	$	%	2024	2023	$	%
Cost of revenues
Automotive sales	$15,743	$15,656	$87	1%	$45,602	$47,919	$(2,317)	(5)%
Automotive leasing	247	301	(54)	(18)%	761	972	(211)	(22)%
Total automotive cost of revenues	15,990	15,957	33	0%	46,363	48,891	(2,528)	(5)%
Services and other	2,544	2,037	507	25%	7,192	5,723	1,469	26%
Total automotive & services and other segment cost of revenues	18,534	17,994	540	3%	53,555	54,614	(1,059)	(2)%
Energy generation and storage segment	1,651	1,178	473	40%	5,157	3,770	1,387	37%
Total cost of revenues	$20,185	$19,172	$1,013	5%	$58,712	$58,384	$328	1%

Gross profit total automotive	$4,026	$3,668			$10,909	$11,965
Gross margin total automotive	20.1%	18.7%			19.0%	19.7%

Gross profit total automotive & services and other segment	$4,272	$3,797			$11,403	$12,395
Gross margin total automotive & services and other segment	18.7%	17.4%			17.6%	18.5%

Gross profit energy generation and storage segment	$725	$381			$1,868	$827
Gross margin energy generation and storage segment	30.5%	24.4%			26.6%	18.0%

Total gross profit	$4,997	$4,178			$13,271	$13,222
Total gross margin	19.8%	17.9%			18.4%	18.5%
Automotive & Services and Other Segment
Cost of automotive sales revenue increased $87 million, or 1%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 due to the increases in deliveries year over year as discussed above, partially offset by a decrease in the average combined cost per unit of our vehicles primarily from lower raw material costs, freight and duties as well as mix.
Cost of automotive sales revenue decreased $2.32 billion, or 5%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 due to a decrease in the average combined cost per unit of our vehicles primarily from lower raw material costs, freight and duties as well as mix, in addition to the volume changes in deliveries year over year as discussed above. The decreases were partially offset by higher costs for Cybertruck and the updated Model 3 at our Fremont factory as a result of the temporary under-utilization of manufacturing capacity as production ramps.
Cost of automotive leasing revenue decreased $54 million, or 18%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Cost of automotive leasing revenue decreased $211 million, or 22%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decreases were primarily due to a decrease in direct sales-type leasing cost of revenue driven by lower deliveries and a decrease in our direct operating lease cost of revenue driven by lower lease payoffs compared to the prior periods.
Cost of services and other revenue increased $507 million, or 25%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Cost of services and other revenue increased $1.47 billion, or 26%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increases were primarily due to volume increases in used vehicle sales, insurance services, paid Supercharging, non-warranty maintenance services and collision and part sales.

Gross margin for total automotive increased from 18.7% to 20.1% in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to lower average combined cost per unit of our vehicles, an increase in FSD revenue and an increase in regulatory credits revenue, partially offset by lower average selling price on our vehicles, as discussed above.
Gross margin for total automotive decreased from 19.7% to 19.0% in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to lower average selling price on our vehicles and temporary under-utilization of manufacturing capacity during production ramps, partially offset by lower average combined cost per unit of our vehicles, an increase in regulatory credits revenue and an increase in FSD revenue, as discussed above.
Gross margin for total automotive & services and other segment increased from 17.4% to 18.7% in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Gross margin for total automotive & services and other segment decreased from 18.5% to 17.6% in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The changes in gross margin are primarily due to the automotive gross margin factors discussed above.
Energy Generation and Storage Segment
Cost of energy generation and storage revenue increased $473 million, or 40%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Cost of energy generation and storage revenue increased $1.39 billion, or 37%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increases in cost of revenues were primarily due to increases in Megapack and Powerwall deployments, partially offset by increases in IRA manufacturing credits recognized as compared to the prior periods.
Gross margin for energy generation and storage increased from 24.4% to 30.5% in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Gross margin for energy generation and storage increased from 18.0% to 26.6% in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increases were primarily due to margin improvements for our energy storage products driven by cost reductions, including benefits from IRA manufacturing credits, and a higher proportion of our storage business, which operated at a higher gross margin, within the segment as compared to the prior periods.
Research and Development Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2024	2023	$	%	2024	2023	$	%
Research and development	$1,039	$1,161	$(122)	(11)%	$3,264	$2,875	$389	14%
As a percentage of revenues	4%	5%			5%	4%
Research and development (“R&D”) expenses decreased $122 million, or 11%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to a decrease in vehicle programs, partially offset by an increase in AI related costs year over year. R&D expenses as a percentage of revenue decreased from 5% to 4% in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to lower R&D expenses in the current period.
R&D expenses increased $389 million, or 14%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The overall increases were primarily driven by additional costs year over year related to AI programs. R&D expenses as a percentage of revenue increased from 4% to 5% in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 as we continue to expand our product roadmap and technologies.
Selling, General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2024	2023	$	%	2024	2023	$	%
Selling, general and administrative	$1,186	$1,253	$(67)	(5)%	$3,837	$3,520	$317	9%
As a percentage of revenues	5%	5%			5%	5%

Selling, general and administrative (“SG&A”) expenses decreased $67 million, or 5%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 driven by a $40 million decrease in employee and labor costs, including professional services and a $32 million decrease in marketing expenses.
SG&A expenses increased $317 million, or 9%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 driven by a $168 million increase in employee and labor costs, including professional services, and a $153 million increase in facilities related expenses.
Restructuring and Other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2024	2023	$	%	2024	2023	$	%
Restructuring and other	$55	$—	$55	Not meaningful	$677	$—	$677	Not meaningful
In the second quarter of 2024, we initiated and substantially completed certain restructuring actions to reduce costs and improve efficiency. As a result, we recognized $583 million of employee termination expenses in Restructuring and other in our consolidated income statement. These expenses were substantially paid with an immaterial accrual remaining in Accrued liabilities and other in our consolidated balance sheet as of September 30, 2024.
Interest Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2024	2023	$	%	2024	2023	$	%
Interest income	$429	$282	$147	52%	$1,127	$733	$394	54%
Interest income increased $147 million, or 52%, in the three months ended September 30, 2024 and increased $394 million, or 54%, in the nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, respectively. The increases were primarily due to higher interest earned on our cash and cash equivalents and short-term investments compared to the prior periods due to increases in our portfolio balance and higher interest rates.
Other (Expense) Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2024	2023	$	%	2024	2023	$	%
Other (expense) income, net	$(270)	$37	$(307)	Not meaningful	$(142)	$317	$(459)	Not meaningful
Other (expense) income, net, changed unfavorably by $307 million in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Other (expense) income, net changed unfavorably by $459 million in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The unfavorable changes were primarily due to fluctuations in foreign currency exchange rates on our intercompany balances. As our intercompany balances are significant in nature and we do not typically hedge foreign currency risk, we can experience significant fluctuations in foreign currency exchange rate gains and losses from period to period.
Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2024	2023	$	%	2024	2023	$	%
Provision for income taxes	$601	$167	$434	260%	$1,403	$751	$652	87%
Effective tax rate	22%	8%			23%	10%

Our provision for income taxes increased by $434 million in the three months ended September 30, 2024 and increased by $652 million in the nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, respectively. Our effective tax rate increased from 8% to 22% in the three months ended September 30, 2024 and increased from 10% to 23% in the nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, respectively. These increases are primarily due to the impact of releasing the valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2023 and changes in mix of jurisdictional earnings.
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
Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following September 30, 2024, as well as in the long-term.
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
As discussed in and subject to the considerations referenced in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Opportunities, Challenges and Uncertainties and 2024 Outlook—Cash Flow and Capital Expenditure Trends in this Quarterly Report on Form 10-Q, we currently expect our capital expenditures to support our projects globally to exceed $11.00 billion in 2024 and be between $8.00 to $10.00 billion in each of the following two fiscal years. We also have certain obligations in connection with our operations at Gigafactory New York and Gigafactory Shanghai, as outlined in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Material Cash Requirements in our Annual Report on Form 10-K for the year ended December 31, 2023.
As of September 30, 2024, we and our subsidiaries had outstanding $7.42 billion in aggregate principal amount of indebtedness, of which $2.12 billion is current. For details regarding our indebtedness, refer to Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Sources and Conditions of Liquidity
Our sources to fund our material cash requirements are predominantly from our deliveries and servicing of new and used vehicles, sales and installations of our energy storage products, interest income, and proceeds from debt facilities and equity offerings, when applicable.

As of September 30, 2024, we had $18.11 billion and $15.54 billion of cash and cash equivalents and short-term investments, respectively. Balances held in foreign currencies had a U.S. dollar equivalent of $3.32 billion and consisted primarily of Chinese yuan and euros. We had $5.00 billion of unused committed credit amounts as of September 30, 2024. For details regarding our indebtedness, refer to Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We continue adapting our strategy to meet our liquidity and risk objectives, such as investing in U.S. government securities and other investments, invest in autonomy, do more vertical integration, expand our product roadmap and provide financing options to our customers.
Summary of Cash Flows

	Nine Months Ended September 30,
(Dollars in millions)	2024	2023
Net cash provided by operating activities	$10,109	$8,886
Net cash used in investing activities	$(11,184)	$(10,780)
Net cash provided by financing activities	$2,868	$1,702
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $1.22 billion to $10.11 billion during the nine months ended September 30, 2024 from $8.89 billion during the nine months ended September 30, 2023. This increase was primarily due to favorable changes in net operating assets and liabilities of $1.78 billion, partially offset by a decrease in net income excluding non-cash expenses, gains and losses of $558 million.
Cash Flows from Investing Activities
Net cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $8.56 billion and $6.59 billion for the nine months ended September 30, 2024 and 2023, respectively, mainly for AI-related capital expenditures, global factory expansion, machinery and equipment as we expand and enhance our product roadmap. We also purchased $2.62 billion and $4.12 billion of short-term investments, net of proceeds from maturities and sales, for the nine months ended September 30, 2024 and 2023, respectively.
Cash Flows from Financing Activities
Net cash flows from financing activities increased by $1.17 billion to $2.87 billion during the nine months ended September 30, 2024 from $1.70 billion during the nine months ended September 30, 2023. The increase was primarily due to a $1.83 billion increase in proceeds from issuances of debt, partially offset by a $896 million increase in repayments of debt. See Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding our debt obligations. Additionally, there was an increase of $240 million in proceeds from exercises of stock options and other stock issuances compared to the prior period.

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
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income before income taxes. These changes would have resulted in a gain or loss of $1.05 billion at September 30, 2024 and $1.01 billion at December 31, 2023, assuming no foreign currency hedging.
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
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the offering of 2.00% Convertible Senior Notes due 2024 in May 2019, we sold warrants to each of Société Générale, Wells Fargo Bank, National Association, Credit Suisse Capital LLC (later assigned to UBS AG, London Branch) and Goldman, Sachs & Co. LLC (together, the “2019 Warrantholders”). Between August 19, 2024 and September 30, 2024, we issued an aggregate of 8,506,223 shares of our common stock to the 2019 Warrantholders pursuant to their exercise of such warrants, which were net of the applicable exercise prices. Such shares were issued pursuant to an exemption from registration provided by Rule 3(a)(9) of the Securities Act of 1933.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K, except as follows:
On July 25, 2024, Robyn Denholm, one of our directors, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 674,345 shares of our common stock (all resulting from stock options expiring in June 2025), subject to certain conditions. The arrangement's expiration date is June 18, 2025.
On July 31, 2024, Kimbal Musk, one of our directors, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 152,088 shares of our common stock, subject to certain conditions. The arrangement's expiration date is May 30, 2025.
On August 12, 2024, Kathleen Wilson-Thompson, one of our directors, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 300,000 shares of our common stock, subject to certain conditions. The arrangement's expiration date is February 28, 2025.

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

Tesla, Inc.

Date: October 23, 2024	/s/ Vaibhav Taneja
Vaibhav Taneja
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)