Form 10-K
period 2024-12-31
Tesla, Inc.
filed 2025-01-30
CIK 1318605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $550.17 billion (based on the closing price for shares of the registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 28, 2024). Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 22, 2025, there were 3,216,517,037 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

TESLA, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

Forward-Looking Statements
The discussions in this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions with respect to the future and management’s current expectations, involve certain risks and uncertainties and are not guarantees. These forward-looking statements include, but are not limited to, statements concerning supply chain constraints, our strategy, competition, future operations and production capacity, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the markets in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “predicts” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Future results may differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and that are otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). The discussion of such risks is not an indication that any such risks have occurred at the time of this filing. We do not assume any obligation to update any forward-looking statements.

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
The automotive segment includes the design, development, manufacturing, sales and leasing of high-performance fully electric vehicles as well as sales of automotive regulatory credits. Additionally, the automotive segment also includes services and other, which includes sales of used vehicles, non-warranty maintenance services and collision, part sales, paid Supercharging, insurance services revenue and retail merchandise sales. The energy generation and storage segment includes the design, manufacture, installation, sales and leasing of solar energy generation and energy storage products and related services and sales of solar energy systems incentives.
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
In 2022, we also began early production and deliveries of a commercial electric vehicle, the Tesla Semi. We have planned electric vehicles to address additional vehicle markets, and continue leveraging developments in our proprietary Full Self-Driving (“FSD”) (Supervised) features, including through our purpose-built Robotaxi product - Cybercab, and battery cell and other technologies. For purposes of this filing, use of the term “FSD (Supervised)” includes the equivalent naming convention, “FSD (Capability)” that is used in the European, Middle East and Asia-Pacific regions.
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

Solar Energy Offerings
We sell retrofit solar energy systems to customers and channel partners. We purchase most of the components for our retrofit solar energy systems from multiple sources to ensure competitive pricing and adequate supply. We also design and manufacture certain components for our solar energy products.
We sell our Solar Roof, which combines premium glass roof tiles with energy generation, to consumers, including through channel customers. We continue to improve our installation capability and efficiency, including through collaboration with real estate developers and builders on new homes.
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
Currently, we offer in our vehicles certain advanced driver assist systems under our Autopilot and FSD (Supervised) options. Although at present, same as in the past, the driver is responsible for remaining fully engaged in the driving operation, our systems provide safety and convenience functionality that can relieve drivers of many tedious and potentially dangerous aspects of road travel much like the system that airplane pilots use, when conditions permit. As with other vehicle systems, we improve these functions in our vehicles over time through over-the-air software updates.
In 2025, we intend to begin launching our Robotaxi business, a ride-hailing network that will eventually operate fully autonomous vehicles. We expect this business will open access to a new customer base even as modes of transportation evolve. We believe our capabilities and advancements in AI, including the deployment of Cortex, our training cluster at Gigafactory Texas, differentiates us from our competitors.
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

Used Vehicle Sales
Our used vehicle business supports new vehicle sales by integrating the trade-in of a customer’s existing Tesla or non-Tesla vehicle with the sale of a new Tesla vehicle. The Tesla and non-Tesla vehicles we acquire as trade-ins, along with vehicles returned upon lease-end are subsequently remarketed, either directly by us or through third parties.
Public Charging

We have a growing global network of Tesla Superchargers, which are our industrial-grade, high-speed vehicle chargers. Where possible, we co-locate Superchargers with our solar and energy storage systems to reduce costs and promote renewable power. Supercharger stations are typically placed along well-traveled routes and in and around dense city centers to allow vehicle owners the ability to enjoy quick, reliable charging along an extensive network with convenient stops. Use of the Supercharger network either requires payment of a fee or is free under certain sales programs. In November 2021, we began to offer Supercharger access to non-Tesla vehicles in certain locations in support of our mission to accelerate the world’s transition to sustainable energy, and in November 2022, we opened up our previously proprietary charging connector as the North American Charging Standard (NACS). This enables electric vehicles and charging stations to interoperate — which makes charging easier and more efficient for everyone and advances our mission to accelerate the world’s transition to sustainable energy. Following this, all major automotive companies announced their adoption of NACS in certain markets, with their access to the Supercharger network beginning in phases in 2024 and their production of NACS vehicles beginning no later than 2025. We also engaged SAE International to govern NACS as an industry standard, now named J3400. We continue to monitor and increase our network of Tesla Superchargers in anticipation of future demand.
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
As part of our historical solar energy system and energy storage contracts, we may provide the customer with performance guarantees that commit that the underlying system will meet or exceed the minimum energy generation or performance requirements specified in the contract.
Financial Services
Automotive
Purchase Financing and Leases
We offer leasing and/or loan financing arrangements for our vehicles in certain jurisdictions in North America, Europe and/or Asia ourselves and through various financial institutions. Under certain of such programs, we have provided resale value guarantees or buyback guarantees that may obligate us to cover a resale loss up to a certain limit or repurchase the subject vehicles at pre-determined values.
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
Energy Generation and Storage
We offer certain financing options to our residential customers, which enable the customer to purchase and own energy systems comprised of solar, Solar Roof and/or Powerwall batteries. Our solar PPAs, offered primarily to commercial customers, charge a fee per kilowatt-hour based on the amount of electricity produced by our solar energy systems.
Manufacturing
We currently have manufacturing facilities in the U.S. in California, New York, Texas and Nevada. At these facilities, we manufacture and assemble, among other things, vehicles, certain vehicle parts and components, such as our battery packs and battery cells, energy storage components and systems and solar products and components.
Internationally, we also have manufacturing facilities in China and Germany, which allows us to increase the affordability of our vehicles for customers in local markets by reducing transportation and manufacturing costs and eliminating the impact of unfavorable tariffs. In March 2023, we announced the location of our next Gigafactory in Monterrey, Mexico. Generally, we continue to expand production capacity at our existing facilities. We also intend to further increase cost-competitiveness in our significant markets by strategically adding local manufacturing.
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
Programs and Incentives
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law and is effective for taxable years beginning after December 31, 2022, and remains subject to future guidance releases. The IRA includes multiple incentives to promote clean energy, electric vehicles, battery and energy storage manufacture or purchase, including through providing tax credits to consumers. For example, under current legislation, qualifying Tesla customers may receive up to $7,500 in federal tax credits for the purchase of qualified electric vehicles in the U.S. through 2032.
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
Regulations
Vehicle Safety and Testing
In the U.S., our vehicles are subject to regulation by the National Highway Traffic Safety Administration (“NHTSA”), including all applicable Federal Motor Vehicle Safety Standards (“FMVSS”) and the NHTSA bumper standard. Numerous FMVSS apply to our vehicles, such as crash-worthiness and occupant protection requirements. Our current vehicles fully comply and we expect that our vehicles in the future will fully comply with all applicable FMVSS with limited or no exemptions; however, FMVSS are subject to change from time to time. As a manufacturer, we must self-certify that our vehicles meet all applicable FMVSS and the NHTSA bumper standard, or otherwise are exempt, before the vehicles may be imported or sold in the U.S.
We are also required to comply with other federal laws administered by NHTSA, including the Corporate Average Fuel Economy standards, Theft Prevention Act requirements, labeling requirements and other information provided to customers in writing, Early Warning Reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls, a Standing General Order requiring reports regarding certain crashes involving vehicles equipped with advanced driver assistance systems, and additional requirements for cooperating with compliance and safety investigations and recall reporting. The U.S. Automobile Information and Disclosure Act also requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. In addition, federal law requires inclusion of fuel economy ratings, as determined by the U.S. Department of Transportation and the Environmental Protection Agency (the “EPA”), and New Car Assessment Program ratings as determined by NHTSA, if available.
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
In markets that follow the regulations of the United Nations Economic Commission for Europe (“ECE markets”), some requirements restrict the design of advanced driver-assistance or self-driving features, which can compromise or prevent their use entirely. Other applicable laws, both current and proposed, may hinder or complicate the path and timeline to introducing self-driving vehicles for sale and use in the markets where they apply.
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
We believe that our vehicles compete in the market based on both their traditional segment classification as well as their propulsion technology. For example, Cybertruck competes with other pickup trucks, Model S and Model X compete primarily with premium sedans and premium SUVs and Model 3 and Model Y compete with small to medium-sized sedans and compact SUVs, all of which are extremely competitive markets. Competing products typically include internal combustion vehicles from more established automobile manufacturers; however, many established and new automobile manufacturers have entered or have announced plans to enter the market for electric and other alternative fuel vehicles. Overall, we believe these announcements and vehicle introductions promote the development of the electric vehicle market by highlighting the attractiveness of electric vehicles relative to internal combustion vehicles. Many major automobile manufacturers have electric vehicles available today in major markets including the U.S., China and Europe, and other current and prospective automobile manufacturers are also developing electric vehicles. In addition, several manufacturers offer hybrid vehicles, including plug-in versions.

We believe that there is also increasing competition for our vehicle offerings as a platform for delivering self-driving technologies, charging solutions and other features and services, and we expect to compete in this developing market through continued progress on our Autopilot, FSD (Supervised) and neural network capabilities, Supercharger network and our infotainment offerings.
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

We believe that sound corporate governance is critical to helping us achieve our goals, including with respect to ESG. We continue to evolve a governance framework that exercises appropriate oversight of responsibilities at all levels throughout the company and manages its affairs consistent with high principles of business ethics. Our Sustainability and Impact team, in conjunction with leaders from across our Company, regularly presents to our Board of Directors, which oversees our ESG impacts, initiatives and priorities.
Human Capital Resources

Tesla’s ability to attract, develop and retain a talented workforce is a competitive advantage. During the past year, Tesla provided its workforce with opportunities to contribute to its mission and grow professionally, earning Tesla among the Top 100 Employers of Choice in the 2024 American Opportunity Index. As of December 31, 2024, our employee headcount worldwide was 125,665.

Employees can participate in Tesla stock ownership programs (of which 92% have been given the opportunity to as part of their total rewards package), while accessing industry-leading benefits, such as free counseling, paid parental leave, paid time off, company sponsored 401(k) plans, no cost fertility and adoption programs and zero-premium medical plan options that are made available on the first day of employment.

We hire, evaluate and promote employees based on their skills and performance. In 2024, over 13,000 of our employees worldwide, 80% of whom represent Tesla’s frontline workforce, took advantage of opportunities to advance their career within the Company. As of this report, more than two-thirds (68%) of our managers have been promoted from internal, non-managerial positions, and 45% of our management team has been with Tesla for over five years.

Tesla cultivates an environment that recognizes employee wins and impacts. We enhance everyday recognition by spotlighting employees and empowering them to recognize each other’s successes. We inform and engage employees to help foster a connected Tesla experience that supports the business. To enable employee performance, we provide opportunities for them to learn and grow, including:

Internships & Fellowships

•Professional Internships – Every year, Tesla hires approximately 4,000 university and community college students globally for internships across all business groups. We partner with campuses and student organizations to build a high-quality pipeline of talent, particularly individuals passionate about sustainable energy and autonomy. From day one, our interns contribute to meaningful projects, often times leading to full-time positions upon completion of their internships.

•Military Fellowship Program – Tesla's Fellowship program, in partnership with the U.S. Chamber of Commerce Foundation’s Hire Our Heroes, offers exiting military service members corporate industry experience during their transition in service. The program aims to convert high-performing individuals to full-time roles and create a veteran talent pipeline for opportunities across Tesla North America.

Development Programs

•Manufacturing Development Program – Tesla's global manufacturing pathway programs are designed to provide graduating high school seniors and early career individuals with the financial resources, coursework and experience they need to start a successful manufacturing career at Tesla. Through 2024, Tesla expanded the program to new campuses and hired over 800 graduates with a goal for continued growth. In 2025, Tesla plans to hire over 1,000 participants across our factories.

•Supervisor Professional Program – The Supervisor program is designed for industrial foremen that provides employees the opportunity to develop expertise in their field. Across a 16-month period, employees take comprehensive coursework in the fields of technology, law, organization and personnel management. In 2024, our employees became people leaders in the fields of metal production and electrical technology.

•Engineering Development Program – Launched 2024, the program focuses on developing recent college and university graduates for specialized engineering fields. In partnership with local education partners, the program educates early-career engineers in controls engineering, enhancing their knowledge of high-demand technologies for manufacturing.

Educational Programs

•Education Assistance Program - Tesla's Education Assistance Program offers employees access to tuition-free and partially funded learning opportunities, including degrees for in-demand careers, short-form certificates and programs for high-school completion or English-language learning. Launched in February 2024, the program has provided funding to 5,436 actively enrolled learners and 1,338 graduates acquiring valuable skills in manufacturing, engineering, artificial intelligence, supply chain management and leadership. The program partners with top-ranked online institutions and local colleges offering both flexible self-paced learning options and in-person applied training.

•FlexLearn and Dual Study Program – The FlexLearn and Dual Study Program provides employees opportunities to pursue their educational goals across Europe. FlexLearn allows our employees to further develop with tailored training that aligns with the needs of our factories. The Dual Study Program combines theoretical knowledge with practical experience. Graduates of the program receive industry related degrees.

Technical Programs

•Apprenticeships – The Tesla Apprenticeships are multi-year global programs combining academic and on-the-job training, that prepares specialists in skilled trades. Apprentices complete 2,000 - 8,000 hours of on-the-job training alongside courses at local education partners throughout our manufacturing and service locations. The program ensures that graduates are well-qualified technicians, ready to support our teams.

•Technician Trainee (Service and Collision) – The Tesla Technician Trainee Program provides on-the-job automotive maintenance and collision training at Tesla’s Service Centers. The program is targeted at individuals currently enrolled in a school automotive or collision program and recent graduates with limited industry experience. In 2024, Tesla hired trainees across North America, EMEA and APAC.

•Future Talent Traineeship – The Flagship entry-level rotational program was piloted in the United Kingdom and Ireland. Trainees have the unique opportunity to experience all key aspects of service, sales and delivery within a single 12-month program, before making an informed decision on which career path they'd like to specialize in full-time upon completion. The program is ideal for exploring careers within Tesla’s service team.

•START (Manufacturing and Service) – Tesla START is an intensive training program that equips individuals with the skills needed for a successful technician role at Tesla. We partner with colleges to integrate Tesla START into automotive and manufacturing classroom locations. In 2024, Tesla START expanded to 14 campuses and hired over 400 technicians.

Tesla is committed to providing a workplace where employees feel respected, satisfied and appreciated. Our policies are designed to promote fairness and respect for everyone. We actively support the hiring, retention and advancement of exceptional talent, including but not limited to veterans, disabled veterans and individuals with disabilities. As of December 31, 2024, in the US, 2.3% of our employees are veterans or active-duty military personnel, 3.3% of our employees are identify as individuals with disabilities and 1.2% of our employees identify as veterans or active-duty military personnel with disabilities. Our military partnerships and development programs noted above help to directly and indirectly support these employees.

At Tesla, our employees’ passion is what powers our mission. Everyone is expected to be trustworthy, demonstrate excellence in their performance and collaborate with others. Our factories, offices, stores and service centers are places where our employees have opportunities to enhance their skills and gain experience, which is essential for Tesla’s growth.

With this in mind, we will not tolerate certain behaviors. These include harassment, retaliation, violence, intimidation and discrimination of any kind based on any protected category or action. Anti-harassment training is provided to all new hires on their first day of orientation, ensuring that all employees are equipped with the knowledge and tools to maintain a respectful environment. For leaders, anti-harassment training is reinforced on an ongoing basis to promote consistent leadership standards and reinforce organizational values.

In addition to anti-harassment training, we offer a range of leadership development programs throughout the year to further enhance leaders' skills. These programs are designed to help leaders manage teams, communicate effectively, drive a culture of accountability and resolve disputes.

At Tesla, we listen to our employees. Our engagement strategy is to listen, act and report back to employees on progress. Pulse, Tesla's semiannual employee survey, aims to capture the employee experience and generated 86% global participation. The crucial feedback garnered from these efforts helps shape Tesla’s future goals, plans and projects.

The safety and health of our employees is a core value. Everyone across Tesla works to ensure a healthy and safe workplace. Employees are encouraged to speak up regarding misconduct or safety concerns and can do so by contacting the integrity line, submitting concerns through our Take Charge process, or notifying their Human Resource Partner or any member of management. Concerns are reviewed in accordance with established protocols by investigators with expertise, who also review for trends and outcomes for remediation and appropriate controls. Responding to questions timely is key so Human Resource Partners for each functional area are visible throughout facilities and engaging employees.

Our Compensation Committee generally oversees our human capital management strategy, and regularly receives updates and reviews certain management practices related to Tesla’s talent, including how Tesla recruits, develops and retains excellent talent. The Committee directly interacts and engages with members of Tesla’s management, including members from the human resources, compliance and legal teams to review and evaluate people-related initiatives, employee feedback, risks and opportunities. The Committee also monitors developments in human capital management practices and recommends revisions to Company policies and practices as appropriate.

Tesla aspires to do the right thing, and we are constantly looking for ways to do better.
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

We have experienced, and may also experience similar future delays in launching and/or ramping production of our energy storage products and Solar Roof; new product versions or variants; new vehicles; and future products, features and services based on artificial intelligence. Likewise, we may encounter delays with the design, construction and regulatory or other approvals necessary to build and bring online future manufacturing facilities and products. In addition, as we continue to develop our artificial intelligence services and products, we may face many additional challenges, including the availability and cost of energy, processing power limitations and the substantial power requirements for our data centers.
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
Our products contain thousands of parts purchased globally from hundreds of suppliers, including single-source direct suppliers, which exposes us to multiple potential sources of component shortages. Unexpected changes in business conditions, materials pricing, including inflation of raw material costs, labor issues, wars, trade policies, natural disasters, health epidemics, trade and shipping disruptions, port congestions, cyberattacks and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver technologies or components to us or to remain solvent and operational. Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, or face other challenges such as insolvency, it may reduce our access to components and require us to search for new suppliers. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our products, as well as impact our capacity expansion and our ability to fulfill our obligations under customer contracts. Moreover, significant increases in our production or product design changes by us have required and may in the future require us to procure additional components in a short amount of time. We have faced in the past, and may face suppliers who are unwilling or unable to sustainably meet our timelines or our cost, quality and volume needs, which may increase our costs or require us to replace them with other sources. Finally, as we construct new manufacturing facilities and add production lines to existing facilities, we may experience issues in correspondingly increasing the level of localized procurement at those facilities. While we believe that we will be able to secure additional or alternate sources or develop our own replacements for most of our components, there is no assurance that we will be able to do so quickly or at all. Additionally, we may be unsuccessful in our continuous efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms, source less expensive suppliers for certain parts and redesign certain parts to make them less expensive to produce, especially in the case of increases in materials pricing. Any of these occurrences may harm our business, prospects, financial condition and operating results.
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

We also face competition in our energy generation and storage business from other manufacturers, developers, installers and service providers of competing energy technologies, as well as from large utilities. In addition, decreases in the retail or wholesale prices of electricity from utilities or other renewable energy sources could make our products less attractive to customers and lead to an increased rate of customer defaults.
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

We are subject to legal and regulatory requirements, political uncertainty and social, environmental and economic conditions in numerous jurisdictions, including markets in which we generate significant sales, over which we have little control and which are inherently unpredictable. Our operations in such jurisdictions, particularly as a company based in the U.S., with additional manufacturing operations in China and Europe, create risks relating to conforming our products to regulatory and safety requirements and charging and other electric infrastructures; organizing local operating entities; establishing, staffing and managing foreign business locations; attracting local customers; navigating foreign government taxes, regulations and permit requirements; enforceability of our contractual rights; trade restrictions, customs regulations, tariffs and price or exchange controls; and preferences in foreign nations for domestically manufactured products. For example, we monitor tax legislation changes on a global basis, including changes arising as a result of the Organization for Economic Cooperation and Development’s multi-jurisdictional plan of action to address base erosion and profit shifting. Such conditions may increase our costs, impact our ability to sell our products and require significant management attention, and may harm our business if we are unable to manage them effectively.

Our business may suffer if our products or features contain defects, fail to perform as expected or take longer than expected to become fully functional.

If our products contain design or manufacturing defects, whether relating to our software or hardware, that cause them not to perform as designed or intended or that require repair, or certain features of our vehicles such as new Autopilot or FSD (Supervised) features take longer than expected to become enabled, are legally restricted or become subject to onerous regulation, our ability to develop, market and sell our products and services may be harmed, and we may experience delivery delays, product recalls, allegations of product liability, breach of warranty and related consumer protection claims and significant warranty and other expenses. While we are continuously working to develop and improve our products’ capability and performance, there is no guarantee that any incremental changes in the specific software or equipment we deploy in our vehicles over time will not result in initial functional disparities from prior iterations or will perform as forecast in the timeframe we anticipate, or at all. Although we attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not completely satisfy our customers. We have performed, and continue to perform, extensive internal testing on our products and features, though, like the rest of the industry, we currently have a limited frame of reference by which to evaluate certain aspects of their long-term quality, reliability, durability and performance characteristics, including exposure to or consequence of external attacks. While we attempt to identify and address or remedy defects we identify pre-production and sale, there may be latent defects that we may be unable to detect or control for in our products, and thereby address, prior to their sale to or installation for customers.

We may be required to defend or insure against product liability claims.
The automobile industry generally experiences significant product liability claims, and as such we face the risk of such claims in the event our vehicles do not perform or are claimed to not have performed as expected. As is true for other automakers, our vehicles have been involved and we expect in the future will be involved in accidents resulting in death or personal injury, and such accidents where Autopilot, Enhanced Autopilot or FSD (Supervised) features are engaged are the subject of significant public attention, especially in light of NHTSA’s Standing General Order requiring reports regarding certain crashes involving vehicles with advanced driver assistance systems. We have experienced, and we expect to continue to face, claims and regulatory scrutiny arising from or related to misuse or claimed failures or alleged misrepresentations of such new technologies that we are pioneering. In addition, the battery packs that we produce make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have designed our battery packs to passively contain any single cell’s release of energy without spreading to neighboring cells, there can be no assurance that a field or testing failure of our vehicles or other battery packs that we produce will not occur, in particular due to a high-speed crash. Likewise, as our solar energy systems and energy storage products generate and store electricity, they have the potential to fail or cause injury to people or property. Any product liability claim may subject us to lawsuits and substantial monetary damages, product recalls or redesign efforts, and even a meritless claim may require us to defend it, all of which may generate negative publicity and be expensive and time-consuming. In most jurisdictions, we generally self-insure against the risk of product liability claims for vehicle exposure, meaning that any product liability claims will likely have to be paid from company funds and not by insurance.
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
The profitability of any directly-leased vehicles returned to us at the end of their leases depends on our ability to accurately project our vehicles’ residual values at the outset of the leases, and such values may fluctuate prior to the end of their terms depending on various factors such as supply and demand of our used vehicles, economic cycles, legislative changes and the pricing of new vehicles. We have made in the past and may make in the future certain adjustments to our prices from time to time in the ordinary course of business, which may impact the residual values of our vehicles and reduce the profitability of our vehicle leasing program. The funding and growth of this program also rely on our ability to secure adequate financing and/or business partners. If we are unable to adequately fund our leasing program through internal funds, partners or other financing sources, and compelling alternative financing programs are not available for our customers who may expect or need such options, we may be unable to grow our vehicle deliveries. Furthermore, if our vehicle leasing business grows substantially, our business may suffer if we cannot effectively manage the resulting greater levels of residual risk.

Similarly, we have provided residual value guarantees to vehicle customers and partners for certain financing programs, under which such counterparties may sell their vehicles through various remarketing channels. However, actual resale values are subject to fluctuations over the term of the financing arrangements, such as from one or more of the factors discussed above. If the actual resale values of any vehicles resold by our vehicle customers and partners are lower than the residual values we have agreed to with them, the residual value guarantees may be triggered and, as a result, our financial condition and operating results may be harmed.
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
We are party to an operating lease and a research and development agreement through the State University of New York (the “SUNY Foundation”). These agreements provide for the construction and use of our Gigafactory New York, which we have primarily used for the development and production of our Solar Roof and other solar products and components, energy storage components and Supercharger components, and for other lessor-approved functions. Under this agreement, we are obligated to, among other things, meet employment targets as well as specified minimum numbers of personnel in the State of New York and in Buffalo, New York and spend or incur $5.00 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York during a period that was initially 10 years beginning April 30, 2018. As of December 31, 2024, we have met and expect to meet the requirements under this arrangement, as may be modified and discussed from time to time, based on our current and anticipated level of operations. While we expect to have and grow significant operations at Gigafactory New York and the surrounding Buffalo area, any failure by us in any year over the course of the term of the agreement to meet all applicable future obligations may result in our incurring financial liabilities in the form of “program payments” which would not be expected to have a material adverse effect to our financial operations, the termination of our lease at Gigafactory New York, and/or the need to adjust certain of our operations. Any of the foregoing events may harm our business, financial condition and operating results.
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
We are highly dependent on the services of Elon Musk, Technoking of Tesla and our Chief Executive Officer. Although Mr. Musk spends significant time with Tesla and is highly active in our management, he does not devote his full time and attention to Tesla. For example: Mr. Musk also currently holds management positions at Space Exploration Technologies Corp., X Corp., X.AI Corp., Neuralink Corp. and The Boring Company, and is involved in other ventures and with the Department of Government Efficiency.
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
As a manufacturing company, we must manage the risk of product recalls with respect to our products. Recalls for our vehicles have resulted from various hardware and software-related safety or non-compliance determinations. In addition to recalls initiated by us for various causes, testing of or investigations into our products by government regulators or industry groups may compel us to initiate product recalls or may result in negative public perceptions about the safety of our products, even if we disagree with the defect determination or have data that contradicts it. In the future, we may voluntarily or involuntarily initiate recalls or field actions if any of our products are determined by us or a regulator to contain a safety defect or be noncompliant with applicable laws and regulations, such as U.S. Federal Motor Vehicle Safety Standards, or provide certain functionalities. Such recalls or field actions, whether voluntary or involuntary or caused by systems or components engineered or manufactured by us or our suppliers, could result in significant expense, supply chain complications and service burdens, and may harm our brand, business, prospects, financial condition and operating results.
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
As of December 31, 2024, we and our subsidiaries had outstanding $7.91 billion in aggregate principal amount of indebtedness (see Note 10, Debt, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Our consolidated indebtedness may increase our vulnerability to any generally adverse economic and industry conditions. We and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt.

Our ability to make scheduled payments of the principal and interest on our indebtedness when due, or to refinance our indebtedness as we may need or desire, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under our existing indebtedness and any future indebtedness we may incur, and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance existing or future indebtedness will depend on the capital markets and our financial condition at such time. In addition, our ability to make payments may be limited by law, by regulatory authority or by agreements governing our future indebtedness. We may not be able to engage in these activities on desirable terms or at all, which may result in a default on our existing or future indebtedness and harm our financial condition and operating results.
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

Companies across many industries are facing increasing scrutiny related to their environmental, social and governance (ESG) practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. While our mission is to accelerate the world’s transition to sustainable energy, if our ESG practices do not meet investor or other industry stakeholder expectations, which continue to evolve, we may incur additional costs and our brand, ability to attract and retain qualified employees and business may be harmed. Compliance with any current or future legal requirements on these topics may result in additional costs or risks to us, including harm to our reputation, reduction in customer demand, and increased legal and operational risks.
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
Our business operations are and will continue to be subject to complex environmental, occupational, health and safety laws and regulations at numerous jurisdictional levels in the U.S., China, Germany and other locations abroad, including laws relating to the use, handling, storage, recycling, disposal and/or human exposure to hazardous materials, product material inputs and post-consumer products and with respect to constructing, expanding and maintaining our facilities. New, or changes in, environmental and climate change laws, regulations or rules could also lead to increased costs of compliance, including remediations of any discovered issues, and changes to our operations, which may be significant, and any failures to comply could result in significant expenses, delays or fines. In addition, as we have increased our operations, we are and may continue to be subject to increased scrutiny, including litigation and government investigations, that we will need to defend against. If we are unable to successfully defend ourselves in such litigation or government investigations, it may harm our brand, ability to attract and retain qualified employees, business and financial condition. We are also subject to laws and regulations applicable to the supply, manufacture, import, sale, service and performance of our products both domestically and abroad. For example, in countries outside of the U.S., we are required to meet standards relating to vehicle safety, fuel economy and emissions that are often materially different from equivalent requirements in the U.S., thus resulting in additional investment into the vehicles and systems to ensure regulatory compliance in all countries. This process may include official review and certification of our vehicles by foreign regulatory agencies prior to market entry, as well as compliance with foreign reporting and recall management systems requirements.
In particular, we offer in our vehicles in certain markets Autopilot and FSD (Supervised) features that today assist drivers with certain tedious and potentially dangerous aspects of road travel, but which currently require drivers to remain fully engaged in the driving operation. We are continuing to develop our Autopilot and FSD (Supervised) technology. There are a variety of international, federal and state regulations that may apply to, and may adversely affect, the design and performance, sale, marketing, registration and operation of Autopilot and FSD (Supervised), and future capability, including autonomous vehicles that may not be operated by a human driver. This includes many existing vehicle standards that were not originally intended to apply to vehicles that may not be operated by a human driver. Such regulations, including their enforcement or the enforcement policy associated with the regulations, continue to rapidly change, which increases the likelihood of a patchwork of complex or conflicting regulations, or may delay, restrict or prohibit the availability of certain functionalities and vehicle designs, which could adversely affect our business.
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

Any failure by us or our vendors or other business partners to comply with our public privacy notice or with federal, state or international privacy, data protection, artificial intelligence or security laws or regulations relating to the processing, collection, use, retention, security and transfer of personally identifiable information could result in regulatory or litigation-related actions against us, legal liability, fines, damages, ongoing audit requirements and other significant costs. Substantial expenses and operational changes may be required in connection with maintaining compliance with such laws, and even an unsuccessful challenge by customers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us. In addition, certain privacy laws are still subject to a high degree of uncertainty as to their interpretation, application and impact, and may require extensive system and operational changes, be difficult to implement, increase our operating costs, adversely impact the cost or attractiveness of the products or services we offer, or result in adverse publicity and harm our reputation. For example, the General Data Protection Regulation applies to the processing of personal information collected from individuals located in the European Union requiring certain data protection measures when handling, with a significant risk of fines for noncompliance. Similarly, our North American operations are subject to complex and changing federal and US state-specific data privacy laws and regulations, such as the California Consumer Privacy Act which imposes certain legal obligations on our use and processing of personal information related to California residents. Finally, additional privacy and cybersecurity laws have come into effect in China, and other jurisdictions where Tesla has a market presence.

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
The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced over the last 52 weeks an intra-day trading high of $488.54 per share and a low of $138.80 per share. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, a large proportion of our common stock has been historically and may in the future be traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Public perception of our company or management and other factors outside of our control may additionally impact the stock price of companies like us that garner a disproportionate degree of public attention, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market or the market price of our shares, securities class action litigation has been filed against us. While we defend such actions vigorously, any judgment against us or any future stockholder litigation could result in substantial costs and a diversion of our management’s attention and resources.
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
Anti-takeover provisions contained in our governing documents, applicable laws and certain of our debt facilities could impair a takeover attempt.
Our certificate of formation and bylaws afford certain rights and powers to our board of directors that may facilitate the delay or prevention of an acquisition that it deems undesirable. We are also subject to Section 21.606 of the Texas Business Organizations Code and other provisions of Texas law that limit the ability of stockholders in certain situations to effect certain business combinations. In addition, a change in control may cause the acceleration of certain of our debt facilities. Any of the foregoing provisions and terms that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
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
As part of the above processes, we regularly engage external auditors and consultants to assess our internal cybersecurity programs and compliance with applicable practices and standards. As of 2024, our Information Security Management System has been certified to conform to the requirements of ISO/IEC 27001:2013.
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

Primary Manufacturing Facilities	Location	Owned or Leased
Gigafactory Texas	Austin, Texas	Owned
Fremont Factory	Fremont, California	Owned
Gigafactory Nevada	Sparks, Nevada	Owned
Gigafactory Berlin-Brandenburg	Grunheide, Germany	Owned
Gigafactory Shanghai	Shanghai, China	*
Megafactory Shanghai	Shanghai, China	*
Gigafactory New York	Buffalo, New York	Leased
Megafactory Lathrop	Lathrop, California	Leased
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has traded on The NASDAQ Global Select Market under the symbol “TSLA” since it began trading on June 29, 2010. Our initial public offering was priced at approximately $1.13 per share on June 28, 2010 as adjusted to give effect to the three-for-one stock split effected in the form of a stock dividend in August 2022 and the five-for-one stock split effected in the form of a stock dividend in August 2020.
Holders
As of January 22, 2025, there were 9,512 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
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
The following graph shows a comparison, from January 1, 2020 through December 31, 2024, of the cumulative total return on our common stock, The NASDAQ Composite Index and a group of all public companies sharing the same SIC code as us, which is SIC code 3711, “Motor Vehicles and Passenger Car Bodies” (Motor Vehicles and Passenger Car Bodies Public Company Group). Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and the Motor Vehicles and Passenger Car Bodies Public Company Group assumes an investment of $100 on January 1, 2020 and reinvestment of dividends. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Comparison of 60 Months Cumulative Total Return

$1,600
$1,500
$1,400
$1,300
$1,200
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$-
Dec-19
Feb-20
Apr-20
Jun-20
Aug-20
Oct-20
Dec-20
Feb-21
Apr-21
Jun-21
Aug-21
Oct-21
Dec-21
Feb-22
Apr-22
Jun-22
Aug-22
Oct-22
Dec-22
Feb-23
Apr-23
Jun-23
Aug-23
Oct-23
Dec-23
Feb-24
Apr-24
Jun-24
Aug-24
Oct-24
Dec-24
Motor Vehicles and Passenger Car Bodies Public Company Group
Tesla
NASDAQ Composite

Unregistered Sales of Equity Securities and Use of Proceeds
In connection with the offering of 2.00% Convertible Senior Notes due 2024 in May 2019, we sold warrants to each of Société Générale, Wells Fargo Bank, National Association, Credit Suisse Capital LLC (later assigned to UBS AG, London Branch) and Goldman, Sachs & Co. LLC (together, the “2019 Warrantholders”). Between October 1, 2024 and October 15, 2024, we issued an aggregate of 2,894,424 shares of our common stock to the 2019 Warrantholders pursuant to their exercise of such warrants, which were net of the applicable exercise prices. Such shares were issued pursuant to an exemption from registration provided by Rule 3(a)(9) of the Securities Act of 1933.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. For further discussion of our products and services, technology and competitive strengths, refer to Item 1- Business. For discussion related to changes in financial condition and the results of operations for fiscal year 2023-related items, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2023, which was filed with the Securities and Exchange Commission on January 29, 2024.
Overview and 2024 Highlights
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
In 2024, we produced approximately 1,773,000 consumer vehicles and delivered approximately 1,789,000 consumer vehicles. We are focused on profitable growth, including by leveraging existing factories and production lines to introduce new and more affordable products, further improving and deploying our FSD (Supervised) capabilities, including future autonomous capabilities through our purpose-built Robotaxi product, Cybercab, reducing costs, increasing vehicle production, utilized capacity and delivery capabilities, improving and developing our vehicles and battery technologies, vertically integrating and localizing our supply chain, and expanding our global infrastructure, including our service and charging infrastructure.
In 2024, we deployed 31.4 GWh of energy storage products. We are focused on ramping the production and increasing the market penetration of our energy storage products.
In 2024, we recognized total revenues of $97.69 billion, representing an increase of $917 million compared to the prior year. In 2024, our net income attributable to common stockholders was $7.09 billion, representing a decrease of $7.91 billion compared to the prior year, primarily due to the impact of releasing $6.54 billion of our valuation allowance associated with U.S. federal and state deferred tax assets in the fourth quarter of 2023.We continue to ramp production and build and optimize our manufacturing capacity, expand our operations while focusing on further cost reductions and operational efficiencies to enable increased deliveries and deployments of our products, and invest in research and development to accelerate our AI, software, and fleet-based profits for further revenue growth.
We ended 2024 with $36.56 billion in cash and cash equivalents and investments, representing an increase of $7.47 billion from the end of 2023. Our cash flows provided by operating activities were $14.92 billion in 2024 compared to $13.26 billion in 2023, representing an increase of $1.67 billion. Capital expenditures amounted to $11.34 billion in 2024 compared to $8.90 billion in 2023, representing an increase of $2.44 billion. Overall growth has allowed our business to generally fund itself, and we will continue investing in a number of capital-intensive projects and research and development in upcoming periods.

Management Opportunities, Challenges and Uncertainties and 2025 Outlook
Automotive—Production
The following is a summary of the status of production of each of our announced vehicle models in production and under development, as of the date of this Annual Report on Form 10-K:

Region	Vehicle Model(s)	Production Status
California	Model S / Model X	Active
	Model 3 / Model Y	Active
Shanghai	Model 3 / Model Y	Active
Berlin	Model Y	Active
Texas	Model Y	Active
	Cybertruck	Active
	Cybercab	In development
Nevada	Tesla Semi	Pilot production
TBD	Roadster	In development
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
These plans are subject to uncertainties inherent in establishing and ramping manufacturing operations, which may be exacerbated by new product and manufacturing technologies we introduce, the number of concurrent international projects, any industry-wide component constraints, labor shortages and any future impact from events outside of our control. For example, during the first quarter of 2024, we experienced a sequential decline in production volumes partially caused by the early phase of the production ramp of the updated Model 3 at our Fremont factory, and factory shutdowns at Gigafactory Berlin-Brandenburg resulting from shipping diversions caused by the Red Sea conflict and an arson attack. In the first quarter of 2025, as we launch our New Model Y worldwide, we may similarly experience delays or declines in production volumes due to simultaneous manufacturing ramps in facilities on three continents. Moreover, we have set ambitious technological targets with our plans for battery cells as well as for iterative manufacturing and design improvements for our vehicles with each new factory.
Automotive—Demand, Sales, Deliveries and Infrastructure
Our cost reduction efforts, cost innovation strategies, and additional localized procurement and manufacturing are key to our vehicles’ affordability and have allowed us to competitively price our vehicles. We will also continue to generate demand by improving our vehicles’ performance and functionality, including through product offerings and features based on artificial intelligence such as Autopilot, FSD (Supervised), and other software, and delivering new vehicles and vehicle options, such as our launch of the updated Model 3 in 2024, and the New Model Y in the first quarter of 2025. In addition, we have been increasing awareness, and expanding our vehicle financing programs, including attractive leasing terms for our customers.

However, we operate in a cyclical industry that is sensitive to shifting consumer trends, political and regulatory uncertainty, including with respect to trade and the environment, all of which can be compounded by inflationary pressures, rising energy prices, interest rate fluctuations and the liquidity of enterprise customers. For example, as inflationary pressures increased across the markets in which we operate, central banks in developed countries raised interest rates rapidly and substantially, which impacted the affordability of vehicle lease and finance arrangements. Further, sales of vehicles in the automotive industry also tend to be cyclical in many markets, which may expose us to increased volatility as we expand and adjust our operations. Moreover, as additional competitors enter the marketplace and help bring the world closer to sustainable transportation, we will have to adjust and continue to execute well to maintain our momentum. Additionally, our suppliers’ liquidity and allocation plans may be affected by current challenges in the North American automotive industry, which could reduce our access to components or result in unfavorable changes to cost. These macroeconomic and industry trends have had, and will likely continue to have, an impact on the pricing of, and order rate for our vehicles, and in turn our operating margin. Changes in government and economic policies, incentives or tariffs may also impact our production, sales, cost structure and the competitive landscape. We will continue to adjust accordingly to such developments, and we believe our ongoing cost reduction, including improved production innovation and efficiency at our newest factories and lower logistics costs, and focus on operating leverage will continue to benefit us in relation to our competitors, while our new products will help enable future growth.
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
Energy Generation and Storage Demand, Production and Deployment
The long-term success of this business is dependent upon incremental volume growth. We continue to increase the production and capabilities of our energy storage products to meet high levels of demand, including the introduction of Powerwall 3 in 2024, and the ramps of our Megafactories in Shanghai and Lathrop, California. For Megapack, energy storage deployments can vary meaningfully quarter to quarter depending on the timing of specific project milestones and logistics. As these product lines grow, we will have to maintain adequate battery cell supply for our energy storage products. At the same time, changes in government and economic incentives or tariffs may also impact our sales, cost structure and the competitive landscape.
Cash Flow and Capital Expenditure Trends
Our capital expenditures are typically difficult to project beyond the short-term given the number and breadth of our core projects at any given time, and may further be impacted by uncertainties in future global market conditions. We are simultaneously developing and ramping new products, building or ramping manufacturing facilities on three continents, piloting the development and manufacture of new battery cell technologies, expanding our Supercharger network and investing in autonomy and other artificial intelligence enabled training and products, and the pace of our capital spend may vary depending on overall priority among projects, the pace at which we meet milestones, production adjustments to and among our various products, increased capital efficiencies and the addition of new projects. Owing and subject to the foregoing as well as the pipeline of announced projects under development, all other continuing infrastructure growth and varying levels of inflation, we currently expect our capital expenditures to exceed $11.00 billion in 2025 and in each of the following two fiscal years.
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
The estimates used for, but not limited to, determining significant economic incentive for resale value guarantee arrangements, sales return reserves, resale value guarantee liabilities, income tax, the collectability of accounts and finance receivables, inventory valuation, warranties, fair value of long-lived assets, goodwill, fair value of financial instruments, fair value and residual value of operating lease vehicles and solar energy systems subject to leases could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Revenue Recognition
Automotive Sales
Automotive sales revenue includes revenues related to cash and financing deliveries of new vehicles, and specific other features and services that meet the definition of a performance obligation under Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), including access to our FSD (Supervised) features and their ongoing maintenance, internet connectivity, free Supercharging programs and over-the-air software updates. We recognize revenue on automotive sales upon delivery to the customer, which is when the control of a vehicle transfers. Payments are typically received at the point control transfers or in accordance with payment terms customary to the business, except sales we finance for which payments are collected over the contractual loan term. We also recognize a sales return reserve based on historical experience plus consideration for expected future market values, when we offer resale value guarantees or similar buyback terms. Other features and services such as access to our internet connectivity, unlimited free Supercharging and over-the-air software updates are provisioned upon control transfer of a vehicle and recognized over time on a straight-line basis as we have a stand-ready obligation to deliver such services to the customer. Other limited free Supercharging incentives are recognized based on actual usage or expiration, whichever is earlier. We recognize revenue related to these other features and services over the performance period, which is generally the expected ownership life of the vehicle. Revenue related to FSD (Supervised) features is recognized when functionality is delivered to the customer and their ongoing maintenance is recognized over time. For our obligations related to automotive sales, we estimate standalone selling price by considering costs used to develop and deliver the service, third-party pricing of similar options and other information that may be available.
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
Results of Operations
Revenues

	Year Ended December 31,			2024 vs. 2023 Change		2023 vs. 2022 Change
(Dollars in millions)	2024	2023	2022	$	%	$	%
Automotive sales	$72,480	$78,509	$67,210	$(6,029)	(8)%	$11,299	17%
Automotive regulatory credits	2,763	1,790	1,776	973	54%	14	1%
Automotive leasing	1,827	2,120	2,476	(293)	(14)%	(356)	(14)%
Total automotive revenues	77,070	82,419	71,462	(5,349)	(6)%	10,957	15%
Services and other	10,534	8,319	6,091	2,215	27%	2,228	37%
Total automotive & services and other segment revenue	87,604	90,738	77,553	(3,134)	(3)%	13,185	17%
Energy generation and storage segment revenue	10,086	6,035	3,909	4,051	67%	2,126	54%
Total revenues	$97,690	$96,773	$81,462	$917	1%	$15,311	19%
Automotive & Services and Other Segment
Automotive sales revenue includes revenues related to cash and financing deliveries of new vehicles, including access to our FSD (Supervised) features and their ongoing maintenance, internet connectivity, free Supercharging programs and over-the-air software updates. These deliveries are vehicles that are not subject to lease accounting.
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
Services and other revenue consists of sales of used vehicles, non-warranty maintenance services and collision, part sales, paid Supercharging, insurance services revenue and retail merchandise sales.
2024 compared to 2023
Automotive sales revenue decreased $6.03 billion, or 8%, in the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to lower average selling price on our vehicles driven by overall price reductions and attractive financing options provided in 2024 as well as mix. Additionally, there was a decrease of approximately 22,000 combined Model 3 and Model Y cash deliveries. The decreases were partially offset by an increase of approximately 19,000 deliveries of other models primarily due to our production ramp of Cybertruck. Additionally, we recognized $596 million of FSD (Supervised) revenue due to release of certain features in 2024.

Automotive regulatory credits revenue increased $973 million, or 54%, in the year ended December 31, 2024 as compared to the year ended December 31, 2023, driven by demand for credits in North America as other automobile manufacturers scale back on their battery electric vehicle plans.
Automotive leasing revenue decreased $293 million, or 14%, in the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to lower direct sales-type leasing deliveries as we have shifted towards providing leasing options through commercial banking partner programs that allow for us to recognize upfront revenue in automotive sales and a decrease in lease buyouts.
Services and other revenue increased $2.22 billion, or 27%, in the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to increases in sales of used vehicles, non-warranty maintenance services and collision revenue, paid Supercharging revenue, insurance services revenue and part sales revenue.
Energy Generation and Storage Segment
Energy generation and storage revenue includes sales and leasing of solar energy generation and energy storage products, financing of solar energy generation products, services related to such products and sales of solar energy systems incentives.
2024 compared to 2023
Energy generation and storage revenue increased $4.05 billion, or 67%, in the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a 16.7 GWh increase in Megapack and Powerwall deployments compared to the prior year.
Cost of Revenues and Gross Margin

	Year Ended December 31,			2024 vs. 2023 Change		2023 vs. 2022 Change
(Dollars in millions)	2024	2023	2022	$	%	$	%
Cost of revenues
Automotive sales	$61,870	$65,121	$49,599	$(3,251)	(5)%	$15,522	31%
Automotive leasing	1,003	1,268	1,509	(265)	(21)%	(241)	(16)%
Total automotive cost of revenues	62,873	66,389	51,108	(3,516)	(5)%	15,281	30%
Services and other	9,921	7,830	5,880	2,091	27%	1,950	33%
Total automotive & services and other segment cost of revenues	72,794	74,219	56,988	(1,425)	(2)%	17,231	30%
Energy generation and storage segment	7,446	4,894	3,621	2,552	52%	1,273	35%
Total cost of revenues	$80,240	$79,113	$60,609	$1,127	1%	$18,504	31%

Gross profit total automotive	$14,197	$16,030	$20,354
Gross margin total automotive	18.4%	19.4%	28.5%

Gross profit total automotive & services and other segment	$14,810	$16,519	$20,565
Gross margin total automotive & services and other segment	16.9%	18.2%	26.5%

Gross profit energy generation and storage segment	$2,640	$1,141	$288
Gross margin energy generation and storage segment	26.2%	18.9%	7.4%

Total gross profit	$17,450	$17,660	$20,853
Total gross margin	17.9%	18.2%	25.6%

Automotive & Services and Other Segment
Cost of automotive sales revenue includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, vehicle connectivity costs, FSD (Supervised) ongoing maintenance costs, allocations of electricity and infrastructure costs related to our Supercharger network and reserves for estimated warranty expenses. Cost of automotive sales revenues also includes adjustments to warranty expense and charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand. Additionally, cost of automotive sales revenue benefits from manufacturing credits earned.
Cost of automotive leasing revenue includes the depreciation of operating lease vehicles, cost of goods sold associated with direct sales-type leases and warranty expense related to leased vehicles.
Costs of services and other revenue includes cost of used vehicles including refurbishment costs, costs associated with providing non-warranty after-sales services, costs associated with our body shops and part sales, costs of paid Supercharging, costs to provide vehicle insurance and costs of retail merchandise sales.
2024 compared to 2023
Cost of automotive sales revenue decreased $3.25 billion, or 5%, in the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to a decrease in the average combined cost per unit of our vehicles primarily from lower raw material costs, freight and duties as well as mix, in addition to the volume changes in deliveries year over year as discussed above. The decreases were partially offset by higher costs for Cybertruck.
Cost of automotive leasing revenue decreased $265 million, or 21%, in the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to a decrease in direct sales-type leasing cost of revenue driven by lower deliveries and a decrease in our direct operating lease cost of revenue driven by lower lease buyouts compared to the prior periods.
Cost of services and other revenue increased $2.09 billion, or 27%, in the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to volume increases in used vehicle sales at lower average vehicle acquisition cost, insurance services, paid Supercharging, part sales and non-warranty maintenance services and collision.
Gross margin for total automotive decreased from 19.4% to 18.4% in the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to lower average selling price on our vehicles and Cybertruck ramp, partially offset by lower average combined cost per unit of our vehicles and increases in regulatory credit and FSD (Supervised) revenue, as discussed above.
Gross margin for total automotive & services and other segment decreased from 18.2% to 16.9% in the year ended December 31, 2024 as compared to the year ended December 31, 2023. The changes in gross margin are primarily due to the automotive gross margin factors discussed above.
Energy Generation and Storage Segment
Cost of energy generation and storage revenue includes direct and indirect material and labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, freight, warranty expense, and cost of servicing. Cost of energy generation and storage revenue also includes charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand. Additionally, cost of energy generation and storage revenue benefits from manufacturing credits earned. In agreements for solar energy systems and PPAs where we are the lessor, the cost of revenue is primarily comprised of depreciation of the cost of leased solar energy systems, maintenance costs associated with those systems and amortization of any initial direct costs.
2024 compared to 2023
Cost of energy generation and storage revenue increased $2.55 billion, or 52%, in the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to increases in Megapack and Powerwall deployments, partially offset by increases in IRA manufacturing credits recognized as compared to the prior year.

Gross margin for energy generation and storage increased from 18.9% to 26.2% in the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to margin improvements for our energy storage products driven by cost reductions, including benefits from IRA manufacturing credits, and a higher proportion of our storage business, which operated at a higher gross margin, within the segment as compared to the prior periods.
Research and Development Expense

	Year Ended December 31,			2024 vs. 2023 Change		2023 vs. 2022 Change
(Dollars in millions)	2024	2023	2022	$	%	$	%
Research and development	$4,540	$3,969	$3,075	$571	14%	$894	29%
As a percentage of revenues	5%	4%	4%
Research and development (“R&D”) expenses consist primarily of personnel costs for our teams in engineering and research, manufacturing engineering and manufacturing test organizations, prototyping expense, contract and professional services and amortized equipment expense.
R&D expenses increased $571 million, or 14%, in the year ended December 31, 2024 as compared to the year ended December 31, 2023. The overall increases were primarily driven by additional costs year over year related to AI programs. R&D expenses as a percentage of revenue increased from 4% to 5% in the year ended December 31, 2024 as compared to the year ended December 31, 2023 as we continue to expand our product roadmap and technologies.
Selling, General and Administrative Expense

	Year Ended December 31,			2024 vs. 2023 Change		2023 vs. 2022 Change
(Dollars in millions)	2024	2023	2022	$	%	$	%
Selling, general and administrative	$5,150	$4,800	$3,946	$350	7%	$854	22%
As a percentage of revenues	5%	5%	5%
Selling, general and administrative (“SG&A”) expenses generally consist of personnel and facilities costs related to our stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as fees for professional and contract services and litigation settlements.
SG&A expenses increased $350 million, or 7%, in the year ended December 31, 2024 as compared to the year ended December 31, 2023 driven by a $171 million increase in facilities related expenses, a $115 million increase in employee and labor costs, including professional services and a $57 million increase in marketing expenses.
Restructuring and Other

	Year Ended December 31,			2024 vs. 2023 Change		2023 vs. 2022 Change
(Dollars in millions)	2024	2023	2022	$	%	$	%
Restructuring and other	$684	$—	$176	$684	Not meaningful	$(176)	(100)%
In the second quarter of 2024, we initiated and substantially completed certain restructuring actions to reduce costs and improve efficiency. As a result, we recognized $583 million of employee termination expenses in Restructuring and other in our consolidated income statement. These expenses were substantially paid with an immaterial accrual remaining in Accrued liabilities and other in our consolidated balance sheet as of December 31, 2024.
Interest Income

	Year Ended December 31,			2024 vs. 2023 Change		2023 vs. 2022 Change
(Dollars in millions)	2024	2023	2022	$	%	$	%
Interest income	$1,569	$1,066	$297	$503	47%	$769	259%
Interest income increased $503 million, or 47%, in the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to higher interest earned on our cash and cash equivalents and short-term investments compared to the prior year due to an increase in our portfolio balance and a higher weighted average interest rate.

Other Income (Expense), Net

	Year Ended December 31,			2024 vs. 2023 Change		2023 vs. 2022 Change
(Dollars in millions)	2024	2023	2022	$	%	$	%
Other income (expense), net	$695	$172	$(43)	$523	304%	$215	Not meaningful
Other income (expense), net, consists of foreign exchange gains and losses related to our foreign currency-denominated monetary assets and liabilities and fair value remeasurements of our digital assets following the adoption of ASU 2023-08 effective January 1, 2024. See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
Other income (expense), net, changed favorably by $523 million in the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to remeasurement of our bitcoin digital assets to fair value in 2024 (see above), partially offset by unfavorable fluctuations in foreign currency exchange rates on our intercompany balances. As our intercompany balances are significant in nature and we do not typically hedge foreign currency risk, we can experience significant fluctuations in foreign currency exchange rate gains and losses from period to period.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,			2024 vs. 2023 Change		2023 vs. 2022 Change
(Dollars in millions)	2024	2023	2022	$	%	$	%
Provision for (benefit from) income taxes	$1,837	$(5,001)	$1,132	$6,838	Not meaningful	$(6,133)	Not meaningful
Effective tax rate	20%	(50)%	8%
Our provision for (benefit from) income taxes changed by $6.84 billion in the year ended December 31, 2024 as compared to the year ended December 31, 2023. Our effective tax rate changed to an expense of 20% in the year ended December 31, 2024 from a benefit of 50% in the year ended December 31, 2023. These changes are primarily due to the impact of releasing the valuation allowance on our U.S. deferred tax assets in the fourth quarter of 2023.
We monitor the realizability of our deferred tax assets taking into account all relevant factors at each reporting period. In the fourth quarter of 2023, based on the relevant weight of positive and negative evidence, including the amount of our taxable income in recent years which was objective and verifiable, and consideration of our expected future taxable earnings, we concluded that it is more likely than not that most of our U.S. federal and certain state deferred tax assets are realizable and released $6.54 billion of our valuation allowance. As of December 31, 2024, we continue to conclude that it is more likely than not that our deferred tax assets are realizable, except for our California deferred tax assets, U.S. foreign tax credits and certain foreign operating losses.
See Note 13, Income Taxes, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
Liquidity and Capital Resources
We expect to continue to generate net positive operating cash flow. The cash we generate from our core operations enables us to fund ongoing operations and production, our research and development projects for new products and technologies including our proprietary battery cells, additional manufacturing ramps at existing manufacturing facilities, the construction of future factories, and the continued expansion of our retail and service locations, body shops, Mobile Service fleet, Supercharger, including to support NACS, energy product installation capabilities and autonomy and other artificial intelligence enabled products.
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

Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following December 31, 2024, as well as in the long-term.
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
As discussed in and subject to the considerations referenced in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Opportunities, Challenges and Uncertainties and 2025 Outlook—Cash Flow and Capital Expenditure Trends in this Annual Report on Form 10-K, we currently expect our capital expenditures to support our projects globally to exceed $11.00 billion in 2025 and in each of the following two fiscal years.
As of December 31, 2024, we and our subsidiaries had outstanding $7.91 billion in aggregate principal amount of indebtedness, of which $2.35 billion is current. As of December 31, 2024, our total minimum lease payments was $7.05 billion, of which $1.19 billion is due in the succeeding 12 months. For details regarding our indebtedness and lease obligations, refer to Note 10, Debt, and Note 11, Leases, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Sources and Conditions of Liquidity
Our sources to fund our material cash requirements are predominantly from our deliveries and servicing of new and used vehicles, sales and installations of our energy storage products, interest income, and proceeds from debt facilities and equity offerings, when applicable.
As of December 31, 2024, we had $16.14 billion and $20.42 billion of cash and cash equivalents and short-term investments, respectively. Balances held in foreign currencies had a U.S. dollar equivalent of $2.90 billion and consisted primarily of euros and Chinese yuan. We had $5.00 billion of unused committed credit amounts as of December 31, 2024. For details regarding our indebtedness, refer to Note 10, Debt, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We continue adapting our strategy to meet our liquidity and risk objectives, such as investing in U.S. government securities and other investments, invest in autonomy, do more vertical integration, expand our product roadmap and provide financing options to our customers.
Summary of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Net cash provided by operating activities	$14,923	$13,256	$14,724
Net cash used in investing activities	$(18,787)	$(15,584)	$(11,973)
Net cash provided by (used in) financing activities	$3,853	$2,589	$(3,527)
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

Net cash provided by operating activities increased by $1.67 billion to $14.92 billion during the year ended December 31, 2024 from $13.26 billion during the year ended December 31, 2023. This increase was primarily due to favorable changes in net operating assets and liabilities of $2.29 billion, partially offset by a decrease in net income excluding non-cash expenses, gains and losses of $623 million.
Cash Flows from Investing Activities
Net cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $11.34 billion and $8.90 billion for the years ended December 31, 2024 and 2023, respectively, mainly for AI-related capital expenditures, global factory expansion and machinery and equipment as we expand and enhance our product roadmap. We also purchased $7.45 billion and $6.62 billion of investments, net of proceeds from maturities and sales, for the years ended December 31, 2024 and 2023, respectively.
Cash Flows from Financing Activities
Net cash flows from financing activities increased by $1.26 billion to $3.85 billion during the year ended December 31, 2024 from $2.59 billion during the year ended December 31, 2023. The increase was primarily due to a $1.81 billion increase in proceeds from issuances of debt, partially offset by a $1.15 billion increase in repayments of debt. See Note 10, Debt, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details regarding our debt obligations. Additionally, there was an increase of $541 million in proceeds from exercises of stock options and other stock issuances compared to the prior year.
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
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income before income taxes. These changes would have resulted in a gain or loss of $1.15 billion at December 31, 2024 and $1.01 billion at December 31, 2023, assuming no foreign currency hedging.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Tesla, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tesla, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of redeemable noncontrolling interests and equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for digital assets in 2024.
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
Automotive Warranty Reserve
As described in Note 2 to the consolidated financial statements, total accrued warranty, which primarily relates to the automotive segment, was $6,716 million as of December 31, 2024. The Company provides a manufacturer’s warranty on all new and used Tesla vehicles. A warranty reserve is accrued for these products sold, which includes management’s best estimate of the projected costs to repair or replace items under warranty and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims.
The principal considerations for our determination that performing procedures relating to the automotive warranty reserve is a critical audit matter are (i) the significant judgment by management in determining the automotive warranty reserve for certain Tesla vehicle models; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the nature, frequency and costs of future claims for certain Tesla vehicle models; and, (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of the automotive warranty reserve for certain Tesla vehicle models, including controls over management’s significant assumptions related to the nature, frequency and costs of future claims as well as the completeness and accuracy of actual claims incurred to date. These procedures also included, among others, (i) testing the completeness and accuracy of historical vehicle claims processed and testing that such claims were appropriately used by management in the estimation of future claims and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) developing an independent estimate of the automotive warranty reserve for certain Tesla vehicle models and (b) comparing the independent estimate to management’s estimate. Developing the independent estimate involved evaluating the appropriateness of certain aspects of management’s significant assumptions related to the nature and frequency of future claims.
/s/ PricewaterhouseCoopers LLP
San Jose, California
January 29, 2025
We have served as the Company’s auditor since 2005.

Tesla, Inc.
Consolidated Balance Sheets
(in millions, except per share data)

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$16,139	$16,398
Short-term investments	20,424	12,696
Accounts receivable, net	4,418	3,508
Inventory	12,017	13,626
Prepaid expenses and other current assets	5,362	3,388
Total current assets	58,360	49,616
Operating lease vehicles, net	5,581	5,989
Solar energy systems, net	4,924	5,229
Property, plant and equipment, net	35,836	29,725
Operating lease right-of-use assets	5,160	4,180
Digital assets, net	1,076	184
Intangible assets, net	150	178
Goodwill	244	253
Deferred tax assets	6,524	6,733
Other non-current assets	4,215	4,531
Total assets	$122,070	$106,618
Liabilities
Current liabilities
Accounts payable	$12,474	$14,431
Accrued liabilities and other	10,723	9,080
Deferred revenue	3,168	2,864
Current portion of debt and finance leases	2,456	2,373
Total current liabilities	28,821	28,748
Debt and finance leases, net of current portion	5,757	2,857
Deferred revenue, net of current portion	3,317	3,251
Other long-term liabilities	10,495	8,153
Total liabilities	48,390	43,009
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests in subsidiaries	63	242
Equity
Stockholders’ equity
Preferred stock; $0.001 par value; 100 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 6,000 shares authorized; 3,216 and 3,185 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	38,371	34,892
Accumulated other comprehensive loss	(670)	(143)
Retained earnings	35,209	27,882
Total stockholders’ equity	72,913	62,634
Noncontrolling interests in subsidiaries	704	733
Total liabilities and equity	$122,070	$106,618
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Automotive sales	$72,480	$78,509	$67,210
Automotive regulatory credits	2,763	1,790	1,776
Automotive leasing	1,827	2,120	2,476
Total automotive revenues	77,070	82,419	71,462
Energy generation and storage	10,086	6,035	3,909
Services and other	10,534	8,319	6,091
Total revenues	97,690	96,773	81,462
Cost of revenues
Automotive sales	61,870	65,121	49,599
Automotive leasing	1,003	1,268	1,509
Total automotive cost of revenues	62,873	66,389	51,108
Energy generation and storage	7,446	4,894	3,621
Services and other	9,921	7,830	5,880
Total cost of revenues	80,240	79,113	60,609
Gross profit	17,450	17,660	20,853
Operating expenses
Research and development	4,540	3,969	3,075
Selling, general and administrative	5,150	4,800	3,946
Restructuring and other	684	—	176
Total operating expenses	10,374	8,769	7,197
Income from operations	7,076	8,891	13,656
Interest income	1,569	1,066	297
Interest expense	(350)	(156)	(191)
Other income (expense), net	695	172	(43)
Income before income taxes	8,990	9,973	13,719
Provision for (benefit from) income taxes	1,837	(5,001)	1,132
Net income	7,153	14,974	12,587
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	62	(23)	31
Net income attributable to common stockholders	$7,091	$14,997	$12,556

Net income per share of common stock attributable to common stockholders
Basic	$2.23	$4.73	$4.02
Diluted	$2.04	$4.30	$3.62
Weighted average shares used in computing net income per share of common stock
Basic	3,197	3,174	3,130
Diluted	3,498	3,485	3,475
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Comprehensive Income
(in millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$7,153	$14,974	$12,587
Other comprehensive income (loss):
Foreign currency translation adjustment	(539)	198	(392)
Unrealized net gain (loss) on investments, net of tax	12	16	(23)
Net loss realized and included in net income	—	4	—
Comprehensive income	6,626	15,192	12,172
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	62	(23)	31
Comprehensive income attributable to common stockholders	$6,564	$15,215	$12,141
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
(in millions)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of December 31, 2021	$568	3,100	$3	$29,803	$54	$329	$30,189	$826	$31,015
Settlements of warrants	—	37	—	—	—	—	—	—	—
Issuance of common stock for equity incentive awards	—	27	—	541	—	—	541	—	541
Stock-based compensation	—	—	—	1,806	—	—	1,806	—	1,806
Distributions to noncontrolling interests	(46)	—	—	—	—	—	—	(113)	(113)
Buy-outs of noncontrolling interests	(11)	—	—	27	—	—	27	(61)	(34)
Net (loss) income	(102)	—	—	—	—	12,556	12,556	133	12,689
Other comprehensive loss	—	—	—	—	(415)	—	(415)	—	(415)
Balance as of December 31, 2022	$409	3,164	$3	$32,177	$(361)	$12,885	$44,704	$785	$45,489
Issuance of common stock for equity incentive awards	—	21	—	700	—	—	700	—	700
Stock-based compensation	—	—	—	2,013	—	—	2,013	—	2,013
Distributions to noncontrolling interests	(32)	—	—	—	—	—	—	(108)	(108)
Buy-outs of noncontrolling interests	(39)	—	—	2	—	—	2	(17)	(15)
Net (loss) income	(96)	—	—	—	—	14,997	14,997	73	15,070
Other comprehensive income	—	—	—	—	218	—	218	—	218
Balance as of December 31, 2023	$242	3,185	$3	$34,892	$(143)	$27,882	$62,634	$733	$63,367
Adjustments for prior periods from adopting ASU 2023-08, net of tax	—	—	—	—	—	236	236	—	236
Settlements of warrants	—	11	—	—	—	—	—	—	—
Issuance of common stock for equity incentive awards	—	20	—	1,241	—	—	1,241	—	1,241
Stock-based compensation	—	—	—	2,199	—	—	2,199	—	2,199
Distributions to noncontrolling interests	(13)	—	—	—	—	—	—	(85)	(85)
Buy-outs of noncontrolling interests	(172)	—	—	39	—	—	39	—	39
Net income	6	—	—	—	—	7,091	7,091	56	7,147
Other comprehensive loss	—	—	—	—	(527)	—	(527)	—	(527)
Balance as of December 31, 2024	$63	3,216	$3	$38,371	$(670)	$35,209	$72,913	$704	$73,617
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net income	$7,153	$14,974	$12,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	5,368	4,667	3,747
Stock-based compensation	1,999	1,812	1,560
Inventory and purchase commitments write-downs	335	463	177
Foreign currency transaction net unrealized (gain) loss	(73)	(144)	81
Deferred income taxes	477	(6,349)	(196)
Non-cash interest and other operating activities	172	81	340
Digital assets (gain) loss, net	(589)	—	140
Changes in operating assets and liabilities:
Accounts receivable	(1,083)	(586)	(1,124)
Inventory	937	(1,195)	(6,465)
Operating lease vehicles	(590)	(1,952)	(1,570)
Prepaid expenses and other assets	(3,273)	(2,652)	(3,713)
Accounts payable, accrued and other liabilities	3,588	2,605	8,029
Deferred revenue	502	1,532	1,131
Net cash provided by operating activities	14,923	13,256	14,724
Cash Flows from Investing Activities
Purchases of property and equipment excluding finance leases, net of sales	(11,339)	(8,898)	(7,158)
Purchases of solar energy systems, net of sales	(3)	(1)	(5)
Proceeds from sales of digital assets	—	—	936
Purchase of intangible assets	—	—	(9)
Purchases of investments	(35,955)	(19,112)	(5,835)
Proceeds from maturities of investments	28,310	12,353	22
Proceeds from sales of investments	200	138	—
Receipt of government grants	—	—	76
Business combinations, net of cash acquired	—	(64)	—
Net cash used in investing activities	(18,787)	(15,584)	(11,973)
Cash Flows from Financing Activities
Proceeds from issuances of debt	5,744	3,931	—
Repayments of debt	(2,500)	(1,351)	(3,364)
Proceeds from exercises of stock options and other stock issuances	1,241	700	541
Principal payments on finance leases	(381)	(464)	(502)
Debt issuance costs	(14)	(29)	—
Distributions paid to noncontrolling interests in subsidiaries	(104)	(144)	(157)
Payments for buy-outs of noncontrolling interests in subsidiaries	(133)	(54)	(45)
Net cash provided by (used in) financing activities	3,853	2,589	(3,527)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(141)	4	(444)
Net (decrease) increase in cash and cash equivalents and restricted cash	(152)	265	(1,220)
Cash and cash equivalents and restricted cash, beginning of period	17,189	16,924	18,144
Cash and cash equivalents and restricted cash, end of period	$17,037	$17,189	$16,924
Supplemental Non-Cash Investing and Financing Activities
Acquisitions of property and equipment included in liabilities	$1,410	$2,272	$2,148
Supplemental Disclosures
Cash paid during the period for interest	$277	$126	$152
Cash paid during the period for income taxes, net of refunds	$1,331	$1,119	$1,203
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
Note 2 – Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with GAAP and reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. In accordance with the provisions of ASC 810, Consolidation (“ASC 810”), we consolidate any variable interest entity (“VIE”) of which we are the primary beneficiary. We have formed VIEs with financing fund investors in the ordinary course of business in order to facilitate the funding and monetization of certain attributes associated with solar energy systems and leases under our direct vehicle leasing programs. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We have determined that we are the primary beneficiary of all the VIEs (see Note 15, Variable Interest Entity Arrangements). We evaluate our relationships with all the VIEs on an ongoing basis to ensure that we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures in the accompanying notes. The estimates used for, but not limited to, determining significant economic incentive for resale value guarantee arrangements, sales return reserves, resale value guarantee liabilities, income taxes, the collectability of accounts and finance receivables, inventory valuation, warranties, fair value of long-lived assets, goodwill, fair value of financial instruments, fair value and residual value of operating lease vehicles and solar energy systems subject to leases could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes.

Revenue Recognition
Revenue by source
The following table disaggregates our revenue by major source (in millions):

	Year Ended December 31,
	2024	2023	2022
Automotive sales	$72,480	$78,509	$67,210
Automotive regulatory credits	2,763	1,790	1,776
Energy generation and storage sales	9,564	5,515	3,376
Services and other	10,534	8,319	6,091
Total revenues from sales and services	95,341	94,133	78,453
Automotive leasing	1,827	2,120	2,476
Energy generation and storage leasing	522	520	533
Total revenues	$97,690	$96,773	$81,462
Automotive Segment
Automotive Sales
Automotive sales revenue includes revenues related to cash and financing deliveries of new vehicles, and specific other features and services that meet the definition of a performance obligation under ASC 606, including access to our FSD(Supervised) features and their ongoing maintenance, internet connectivity, free Supercharging programs and over-the-air software updates. We recognize revenue on automotive sales upon delivery to the customer, which is when the control of a vehicle transfers. Payments are typically received at the point control transfers or in accordance with payment terms customary to the business, except sales we finance for which payments are collected over the contractual loan term. We also recognize a sales return reserve based on historical experience plus consideration for expected future market values, when we offer resale value guarantees or similar buyback terms. Other features and services such as access to our internet connectivity, unlimited free Supercharging and over-the-air software updates are provisioned upon control transfer of a vehicle and recognized over time on a straight-line basis as we have a stand-ready obligation to deliver such services to the customer. Other limited free Supercharging incentives are recognized based on actual usage or expiration, whichever is earlier. We recognize revenue related to these other features and services over the performance period, which is generally the expected ownership life of the vehicle. Revenue related to FSD (Supervised) features is recognized when functionality is delivered to the customer and their ongoing maintenance is recognized over time. For our obligations related to automotive sales, we estimate standalone selling price by considering costs used to develop and deliver the service, third-party pricing of similar options and other information that may be available.
Any fees that are paid or payable by us to a customer’s lender when we arrange the financing are recognized upfront as an offset against automotive sales revenue. Costs to obtain a contract mainly relate to commissions for the sale of vehicles. As our contract costs related to automotive sales are typically fulfilled within one year, the costs to obtain a contract are expensed as incurred. Amounts billed to customers related to shipping and handling are classified as automotive sales revenue, and we have elected to recognize the cost for freight and shipping when control over vehicles, parts or accessories have transferred to the customer as an expense in cost of automotive sales revenue. Our policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.
We offer resale value guarantees to our commercial banking partners in connection with certain vehicle leasing programs. Under these programs, we originate the lease with our end customer and immediately transfer the lease and the underlying vehicle to our commercial banking partner, with the transaction being accounted for as a sale under ASC 606.

We receive upfront payment for the vehicle, do not bear casualty and credit risks during the lease term, and we provide a guarantee capped to a limit if they are unable to sell the vehicle at or above the vehicle’s contractual or determined residual value at the end of the lease term. We estimate a guarantee liability in accordance with ASC 460, Guarantees and record it within other liabilities on our consolidated balance sheet. On a quarterly basis, we assess the estimated market value of vehicles sold under these programs to determine whether there have been changes to the amount of expected resale value guarantee liabilities. As we accumulate more data related to the resale values of our vehicles or as market conditions change, there may be material changes to their estimated values. The total recorded guarantee liabilities on vehicles sold under these programs were immaterial as of December 31, 2024 and 2023. Our maximum exposure on the guarantees we provide if they are unable to sell the vehicle at or above the vehicle’s contractual residual value at the end of the lease term was $1.45 billion and $166 million as of December 31, 2024 and 2023, respectively.
Deferred revenue related to the access to our FSD (Supervised) features and their ongoing maintenance, internet connectivity, free Supercharging programs and over-the-air software updates primarily on automotive sales consisted of the following (in millions):

	Year Ended December 31,
	2024	2023
Deferred revenue — beginning of period	$3,536	$2,913
Additions	1,343	1,201
Net changes in liability for pre-existing contracts, including foreign exchange impact	(92)	17
Revenue recognized	(1,188)	(595)
Deferred revenue — end of period	$3,599	$3,536
Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Revenue recognized from the deferred revenue balance as of December 31, 2023 and 2022 was $872 million and $469 million for the years ended December 31, 2024 and 2023, respectively. Of the total deferred revenue balance as of December 31, 2024, we expect to recognize $840 million of revenue in the next 12 months. The remaining balance will be recognized at the time of transfer of control of the product or over the performance period as discussed above in Automotive Sales.
We have financing receivables on our consolidated balance sheets related to loans we provide for financing our automotive deliveries. As of December 31, 2024 and 2023, we had current net financing receivables of $247 million and $242 million, respectively, in Accounts receivable, net, and $821 million and $1.04 billion, respectively, in Other non-current assets for the long-term portion.
Automotive Regulatory Credits
We earn tradable credits in the operation of our automotive business under various regulations related to ZEVs, greenhouse gas, fuel economy and clean fuel. We sell these credits to other regulated entities who can use the credits to comply with emission standards and other regulatory requirements.
Payments for automotive regulatory credits are typically received at the point control transfers to the customer, or in accordance with payment terms customary to the business. We recognize revenue on the sale of automotive regulatory credits, which have negligible incremental costs associated with them, at the time control of the regulatory credits is transferred to the purchasing party. Deferred revenue related to sales of automotive regulatory credits was immaterial as of December 31, 2024 and 2023. Revenue recognized from the deferred revenue balance as of December 31, 2023 and 2022 was immaterial for the years ended December 31, 2024 and 2023. During the year ended December 31, 2022, we had also recognized $288 million in revenue due to changes in regulation which entitled us to additional consideration for credits sold previously. We have elected the practical expedient to omit disclosure of the amount of the transaction price allocated to remaining performance obligations for contracts with an original expected contract length of one year or less. As of December 31, 2024, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $4.68 billion. Of this amount, we expect to recognize $863 million in the next 12 months and the rest over the remaining performance obligation period. Additionally, changes in regulations on automotive regulatory credits may significantly impact our remaining performance obligations and revenue to be recognized under these contracts.

Automotive Leasing Revenue
Direct Vehicle Operating Leasing Program
We have outstanding leases under our direct vehicle operating leasing programs in the U.S., Canada and in certain countries in Europe. Qualifying customers are permitted to lease a vehicle directly from Tesla for up to 48 months. At the end of the lease term, customers may opt to return the vehicles to us or purchase the vehicles when contractually permitted. We account for these leasing transactions as operating leases. We record leasing revenues to automotive leasing revenue on a straight-line basis over the contractual term, and we record the depreciation of these vehicles to cost of automotive leasing revenue. For the years ended December 31, 2024, 2023 and 2022, we recognized $1.78 billion, $1.86 billion and $1.75 billion of direct vehicle leasing revenue, respectively. As of December 31, 2024 and 2023, we had deferred $394 million and $458 million, respectively, of lease-related upfront payments, which will be recognized on a straight-line basis over the contractual terms of the individual leases.
Our policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.
Direct Sales-Type Leasing Program
We have outstanding direct leases and vehicles financed by us under loan arrangements accounted for as sales-type leases under ASC 842, Leases (“ASC 842”), in certain countries in Asia and Europe. Our arrangements under these programs can have terms for up to 72 months. We recognize all revenue and costs associated with the sales-type lease as automotive leasing revenue and automotive leasing cost of revenue, respectively, upon delivery of the vehicle to the customer. Interest income based on the implicit rate in the lease is recorded to automotive leasing revenue over time as customers are invoiced on a monthly basis. For the years ended December 31, 2024, 2023 and 2022, we recognized $12 million, $215 million and $683 million, respectively, of sales-type leasing revenue and $7 million, $164 million and $427 million, respectively, of sales-type leasing cost of revenue.
Services and Other Revenue
Services and other revenue consists of sales of used vehicles, non-warranty maintenance services and collision, part sales, paid Supercharging, insurance services revenue and retail merchandise sales.
Revenues related to repair, maintenance and vehicle insurance services are recognized over time as services are provided and extended service plans are recognized over the performance period of the service contract as the obligation represents a stand-ready obligation to the customer. We sell used vehicles, services, service plans, vehicle components and merchandise separately and thus use standalone selling prices as the basis for revenue allocation to the extent that these items are sold in transactions with other performance obligations. Payment for used vehicles, services, vehicle components, and merchandise are typically received at the point when control transfers to the customer or in accordance with payment terms customary to the business. Payments received for prepaid plans are refundable upon customer cancellation of the related contracts and are included within Accrued liabilities and other on the consolidated balance sheets. We record in Deferred revenue any non-refundable prepayment amounts that are collected from customers and unearned insurance premiums, which is recognized as revenue ratably over the respective customer contract term. Deferred revenue excluding unearned insurance premiums was not material as of December 31, 2024 and 2023.
Energy Generation and Storage Segment
Energy Generation and Storage Sales
Energy generation and storage sales revenue consists of the sale of solar energy systems and energy storage systems to residential, small commercial, large commercial and utility grade customers. Sales of solar energy systems to residential and small-scale commercial customers consist of the engineering, design and installation of the system. Residential and small-scale commercial customers pay the full purchase price of the solar energy system upfront. Revenue for the design and installation obligation is recognized when control transfers, which is when we install a solar energy system and the system passes inspection by the utility or the authority having jurisdiction. Sales of energy storage systems to residential and small-scale commercial customers consist of the installation of the energy storage system and revenue is recognized when control transfers, which is when the product has been delivered or, if we are performing installation, when installed and commissioned. Payment for such storage systems is made upon invoice or in accordance with payment terms customary to the business.

For certain large commercial and utility grade energy storage system sales which consist of the engineering, design and installation of the system, customers make milestone payments that are consistent with contract-specific phases of a project. Revenue from such contracts is recognized over time using the percentage of completion method based on cost incurred as a percentage of total estimated contract costs for energy storage system sales.
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
As part of certain energy storage system contracts, we may provide the customer with performance guarantees that warrant that the underlying system will meet or exceed the minimum energy performance requirements specified in the contract. If an energy storage system does not meet the performance guarantee requirements, we may be required to pay liquidated damages. Other forms of variable consideration related to our large commercial and utility grade energy storage system contracts include variable customer payments that will be made based on our energy market participation activities. Such guarantees and variable customer payments represent a form of variable consideration and are estimated at contract inception at their most likely amount and updated at the end of each reporting period as additional performance data becomes available. Such estimates are included in the transaction price only to the extent that it is probable a significant reversal of revenue will not occur.
We record as deferred revenue any non-refundable amounts that are primarily related to prepayments from customers, which is recognized as revenue as or when the performance obligations are satisfied. As of December 31, 2024 and 2023, deferred revenue related to such customer payments amounted to $1.77 billion and $1.60 billion, respectively, mainly due to contractual payment terms. Revenue recognized from the deferred revenue balance as of December 31, 2023 and 2022 was $1.27 billion and $571 million for the years ended December 31, 2024 and 2023, respectively. We have elected the practical expedient to omit disclosure of the amount of the transaction price allocated to remaining performance obligations for energy generation and storage sales with an original expected contract length of one year or less and the amount that we have the right to invoice when that amount corresponds directly with the value of the performance to date. As of December 31, 2024, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $7.18 billion. Of this amount, we expect to recognize $4.51 billion in the next 12 months and the rest over the remaining performance obligation period.
We have financing receivables on our consolidated balance sheets related to loans we provide for financing our energy products. As of December 31, 2024 and 2023, we had current net financing receivables of $34 million and $31 million, respectively, in Accounts receivable, net, and $658 million and $578 million, respectively, in Other non-current assets for the long-term portion.
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
We record as deferred revenue any amounts that are collected from customers, including lease prepayments, in excess of revenue recognized, which is recognized as revenue ratably over the respective customer contract term. As of December 31, 2024 and 2023, deferred revenue related to such customer payments amounted to $164 million and $181 million, respectively. Deferred revenue also includes the portion of rebates and incentives received from utility companies and various local and state government agencies, which is recognized as revenue over the lease term. As of December 31, 2024 and 2023, deferred revenue from rebates and incentives was immaterial.

We capitalize initial direct costs from the execution of agreements for solar energy systems and PPAs, which include the referral fees and sales commissions, as an element of solar energy systems, net, and subsequently amortize these costs over the term of the related agreements.
Cost of Revenues
Automotive Segment
Automotive Sales
Cost of automotive sales revenue includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, vehicle connectivity costs, FSD (Supervised) ongoing maintenance costs, electricity costs for our free Supercharging programs and reserves for estimated warranty expenses. Cost of automotive sales revenues also includes adjustments to warranty expense and charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand. Additionally, cost of automotive sales revenue benefits from manufacturing credits earned, amounting to $625 million and $359 million for the years ended December 31, 2024 and 2023, respectively.
Automotive Leasing
Cost of automotive leasing revenue includes the depreciation of operating lease vehicles, cost of goods sold associated with direct sales-type leases and warranty expense related to leased vehicles.
Services and Other
Costs of services and other revenue includes cost of used vehicles including refurbishment costs, costs associated with providing non-warranty after-sales services, costs associated with our body shops and part sales, costs of paid Supercharging, costs to provide vehicle insurance and costs of retail merchandise sales.
Energy Generation and Storage Segment
Energy Generation and Storage
Cost of energy generation and storage revenue includes direct and indirect material and labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, freight, warranty expense, and cost of servicing. Cost of energy generation and storage revenue also includes charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand. Additionally, cost of energy generation and storage revenue benefits from manufacturing credits earned, amounting to $756 million and $115 million for the years ended December 31, 2024 and 2023, respectively. In agreements for solar energy systems and PPAs where we are the lessor, the cost of revenue is primarily comprised of depreciation of the cost of leased solar energy systems, maintenance costs associated with those systems and amortization of any initial direct costs.
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
The following table presents the reconciliation of net income attributable to common stockholders to net income used in computing basic and diluted net income per share of common stock (in millions):

	Year Ended December 31,
	2024	2023	2022
Net income attributable to common stockholders	$7,091	$14,997	$12,556
Less: Buy-outs of noncontrolling interests	(39)	(2)	(27)
Net income used in computing basic net income per share of common stock	7,130	14,999	12,583
Less: Dilutive convertible debt	—	—	(1)
Net income used in computing diluted net income per share of common stock	$7,130	$14,999	$12,584

The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income per share of common stock attributable to common stockholders (in millions):

	Year Ended December 31,
	2024	2023	2022
Weighted average shares used in computing net income per share of common stock, basic	3,197	3,174	3,130
Add:
Stock-based awards	292	298	310
Convertible senior notes	1	2	3
Warrants	8	11	32
Weighted average shares used in computing net income per share of common stock, diluted	3,498	3,485	3,475
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common stock attributable to common stockholders, because their effect was anti-dilutive (in millions):

	Year Ended December 31,
	2024	2023	2022
Stock-based awards	15	12	4
Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered cash equivalents.
Restricted Cash
We maintain certain cash balances restricted as to withdrawal or use. Our restricted cash is comprised primarily of cash held to service certain payments under various secured debt facilities, cash held as collateral for sales to lease partners with a resale value guarantee and deposits held for our insurance services. We record restricted cash as other assets in the consolidated balance sheets and determine current or non-current classification based on the expected duration of the restriction.
Our total cash and cash equivalents and restricted cash, as presented in the consolidated statements of cash flows, was as follows (in millions):

	December 31, 2024	December 31, 2023	December 31, 2022
Cash and cash equivalents	$16,139	$16,398	$16,253
Restricted cash included in prepaid expenses and other current assets	494	543	294
Restricted cash included in other non-current assets	404	248	377
Total as presented in the consolidated statements of cash flows	$17,037	$17,189	$16,924
Investments
Our investments are all designated as available-for-sale and reported at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive loss which is included within stockholders’ equity. Available-for-sale marketable securities with maturities greater than three months at the date of purchase are included in short-term investments in our consolidated balance sheets. Interest, dividends, amortization and accretion of purchase premiums and discounts on these investments are included within Interest income in our consolidated statements of operations. Interest income on our short-term investments for the years ended December 31, 2024, 2023 and 2022 was $763 million, $388 million and an immaterial amount, respectively.

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
Depending on the day of the week on which the end of a fiscal quarter falls, our accounts receivable balance may fluctuate as we are waiting for certain customer payments to clear through our banking institutions and receipts of payments from our financing partners, which can take up to approximately two weeks based on the contractual payment terms with such partners. Our accounts receivable balances associated with sales of energy storage products are dependent on billing milestones and payment terms negotiated for each contract, and our accounts receivable balances associated with our sales of regulatory credits are dependent on contractual payment terms. Additionally, government rebates can take up to a year or more to be collected depending on the customary processing timelines of the specific jurisdictions issuing them. These various factors may have a significant impact on our accounts receivable balance from period to period. As of December 31, 2024 and 2023, government rebates receivable was $315 million and $378 million, respectively, in Accounts receivable, net for the current portion and an immaterial amount and $207 million, respectively, in Other non-current assets for the long-term portion in our consolidated balance sheets.
Financing Receivables
We provide financing options to our customers for our automotive and energy products. Financing receivables are carried at amortized cost, net of allowance for loan losses. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover expected credit losses on the financing receivables. In determining expected credit losses, we consider our historical level of credit losses, current economic trends, and reasonable and supportable forecasts that affect the collectability of the future cash flows. Interest income on financing receivables is recognized over the loan term as revenue in the consolidated statements of operations.
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
After origination, we review the credit quality of retail financing based on customer payment activity and aging analysis. For all financing receivables, we define “past due” as any payment, including principal and interest, which is at least 31 days past the contractual due date. As of December 31, 2024 and 2023, the vast majority of our financing receivables were at current status with an immaterial balance being past due. As of December 31, 2024 and 2023, the majority of our financing receivables, excluding MyPower notes receivable, were originated in 2023 and 2022.
We have customer notes receivable under the legacy MyPower loan program, which provided residential customers with the option to finance the purchase of a solar energy system through a 30-year loan and were all originated prior to year 2018. The outstanding balances, net of any allowance for expected credit losses, are presented on the consolidated balance sheets as a component of Prepaid expenses and other current assets for the current portion and as Other non-current assets for the long-term portion. As of December 31, 2024 and 2023, the total outstanding balance of MyPower customer notes receivable, net of allowance for expected credit losses, was $248 million and $266 million, respectively, of which $4 million and $5 million were due in the next 12 months as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the allowance for expected credit losses was $33 million and $36 million, respectively.

Concentration of Risk
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, investments, restricted cash, accounts receivable and other finance receivables. Our cash and investments balances are primarily on deposit at high credit quality financial institutions or invested in highly rated, investment-grade securities. These deposits are typically in excess of insured limits. As of December 31, 2024 and 2023, no entity represented 10% or more of our total receivables balance.
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
Operating Lease Vehicles
Vehicles that are leased as part of our direct vehicle leasing program are classified as operating lease vehicles at cost less accumulated depreciation. We generally depreciate their cost, less residual value, using the straight-line-method to cost of automotive leasing revenue over the contractual period. The gross cost of operating lease vehicles as of December 31, 2024 and 2023 was $7.03 billion and $7.36 billion, respectively. Operating lease vehicles on the consolidated balance sheets are presented net of accumulated depreciation of $1.45 billion and $1.38 billion as of December 31, 2024 and 2023, respectively.
Digital Assets, Net
We account for all digital assets held as crypto assets, a subset of indefinite-lived intangible assets in accordance with ASC 350-60, Intangibles - Goodwill and Other - Crypto Assets. We have ownership of and control over our digital assets and we may use third-party custodial services to secure it. The digital assets are initially recorded at cost and are subsequently remeasured on the consolidated balance sheet at fair value. Periods prior to January 1, 2024 include digital assets at cost, net of impairment losses incurred since their acquisition.
We determine and record the fair value of our digital assets in accordance with ASC 820, Fair Value Measurement (“ASC 820”), based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level I inputs). We determine the cost basis of our digital assets using the specific identification of each unit received. Realized and unrealized gains and losses are now recorded to Other income (expense), net in our consolidated statement of operations.

For periods prior to January 1, 2024, impairment losses were recognized within Restructuring and other in the consolidated statements of operations in the period in which the impairment was identified. Also for periods prior to January 1, 2024, gains were not recorded until realized upon sale(s), at which point they were presented net of any impairment losses for the same digital assets held within Restructuring and other. In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale.
See Note 3, Digital Assets, Net, for further information regarding digital assets.
Solar Energy Systems, Net
We are the lessor of solar energy systems, which are stated at cost less accumulated depreciation. Depreciation of solar energy systems is calculated using the straight-line method over the estimated useful lives of 30 to 35 years. The gross cost of solar energy systems as of December 31, 2024 and 2023 was $6.79 billion and $6.87 billion, respectively. Solar energy systems on the consolidated balance sheets are presented net of accumulated depreciation of $1.86 billion and $1.64 billion as of December 31, 2024 and 2023, respectively.
Property, Plant and Equipment, Net
Property, plant and equipment, net, including leasehold improvements, are recognized at cost less accumulated depreciation. Depreciation is generally computed using the straight-line method over the estimated useful lives of the respective assets, as follows:

Machinery, equipment, vehicles and office furniture	3 to 15 years
Tooling	4 to 7 years
Building and building improvements	15 to 30 years
Computer equipment and software	3 to 6 years
AI infrastructure	5 to 30 years
Leasehold improvements are depreciated on a straight-line basis over their estimated useful lives. AI infrastructure includes our owned data centers.
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
Long-Lived Assets Including Acquired Intangible Assets
We review our property, plant and equipment, solar energy systems, long-term prepayments and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. We measure recoverability by comparing the carrying amount to the future undiscounted cash flows that the asset is expected to generate. If the asset is not recoverable, its carrying amount would be adjusted down to its fair value. For the years ended December 31, 2024, 2023 and 2022, we have recognized no material impairments of our long-lived assets.
Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from seven to thirty years.
Goodwill
We assess goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. For the years ended December 31, 2024, 2023, and 2022, we did not recognize any impairment of goodwill.

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
We evaluate the useful lives of these assets on an annual basis, and we test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For the years ended December 31, 2024, 2023, and 2022, we have recognized no impairments of capitalized software costs.
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
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency of the respective subsidiary. Transaction gains and losses are recognized in Other income (expense), net, in the consolidated statements of operations. For the years ended December 31, 2024, 2023 and 2022, we recorded a net foreign currency transaction gain of $57 million, gain of $122 million and loss of $89 million, respectively.
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

	Year Ended December 31,
	2024	2023	2022
Accrued warranty—beginning of period	$5,152	$3,505	$2,101
Warranty costs incurred	(1,453)	(1,225)	(803)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	287	539	522
Provision for warranty	2,730	2,333	1,685
Accrued warranty—end of period	$6,716	$5,152	$3,505

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
The IRA Incentives
On August 16, 2022, the IRA was enacted into law and is effective for taxable years beginning after December 31, 2022. The IRA includes multiple incentives to promote clean energy, electric vehicles, battery and energy storage manufacture or purchase, in addition to a new corporate alternative minimum tax of 15% on adjusted financial statement income of corporations with profits greater than $1 billion. Some of these measures are expected to materially affect our consolidated financial statements. For the years ended December 31, 2024 and 2023, the impact from our IRA incentive was primarily a reduction of our costs of revenue in our consolidated statements of operations.
Gigafactory New York—New York State Investment and Lease
We have a lease through the Research Foundation for the SUNY Foundation with respect to Gigafactory New York. Under the lease and a related research and development agreement, we are continuing to designate further buildouts at the facility. We are required to comply with certain covenants, including hiring and cumulative investment targets. Under the terms of the arrangement, the SUNY Foundation paid for a majority of the construction costs related to the manufacturing facility and the acquisition and commissioning of certain manufacturing equipment; and we are responsible for any construction or equipment costs in excess of such amount (refer to Note 14, Commitments and Contingencies). This incentive reduces the related lease costs of the facility within the Energy generation and storage cost of revenues and operating expense line items in our consolidated statements of operations and was not material for any period presented.
Gigafactory Shanghai—Land Use Rights and Economic Benefits
We have an agreement with the local government of Shanghai for land use rights at Gigafactory Shanghai. Under the terms of the arrangement, we are required to meet a cumulative capital expenditure target and an annual tax revenue target starting at the end of 2023. In addition, the Shanghai government has granted to our Gigafactory Shanghai subsidiary certain incentives to be used in connection with eligible capital investments at Gigafactory Shanghai (refer to Note 14, Commitments and Contingencies). Incentives that offset costs of our facilities are recorded as a reduction of the cost of the capital investment within the Property, plant and equipment, net line item in our consolidated balance sheets and incentives related to our manufacturing operations are recorded as an offset to cost of revenues in our consolidated statements of operations. For the years ended December 31, 2024 and 2023, the amounts received were immaterial.
Nevada Tax Incentives
In connection with the construction of Gigafactory Nevada, we entered into agreements in 2014 with the State of Nevada and Storey County in Nevada that provide abatements for specified taxes, discounts to the base tariff energy rates and transferable tax credits of up to $195 million in consideration of capital investment and hiring targets that were met at Gigafactory Nevada.

Gigafactory Texas Tax Incentives
In connection with the construction of Gigafactory Texas, we entered into a 20-year agreement in 2020 with Travis County in Texas pursuant to which we would receive grant funding equal to 70-80% of property taxes paid by us to Travis County and a separate 10-year agreement in 2020 with the Del Valle Independent School District in Texas pursuant to which a portion of the taxable value of our property would be capped at a specified amount, in each case subject to our meeting certain minimum economic development metrics through our construction and operations at Gigafactory Texas. This incentive is recorded as a reduction of the related expenses within the Cost of automotive revenues and operating expense line items of our consolidated statements of operations. For the years ended December 31, 2024, 2023 and 2022, the grant funding related to property taxes paid were immaterial.
Defined Contribution Plan
We have a 401(k) savings plan in the U.S. that is intended to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code and a number of savings plans internationally. Under the 401(k) savings plan, participating employees may elect to contribute up to 90% of their eligible compensation, subject to certain limitations. Beginning in January 2022, we began to match 50% of each employee’s contributions up to a maximum of 6% (capped at $3,000) of the employee’s eligible compensation, vested upon one year of service. During the years ended December 31, 2024, 2023 and 2022, we recognized $107 million, $99 million and $91 million, respectively, of expenses related to employer contributions for the 401(k) savings plan.
Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted.
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU.
Recently adopted accounting pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU retrospectively on December 31, 2024. Refer to Note 17, Segment Reporting and Information about Geographic Areas for the inclusion of the new required disclosures.

ASU 2023-08
In December 2023, the FASB issued ASU No. 2023-08, Accounting for and Disclosure of Crypto Assets (Subtopic 350-60) (“new crypto assets standard”). The new crypto assets standard requires certain crypto assets to be measured at fair value separately on the balance sheet with changes reported in the statement of operations each reporting period. The new crypto assets standard also enhances the other intangible asset disclosure requirements by requiring the name, cost basis, fair value, and number of units for each significant crypto asset holding. The new crypto assets standard is effective for annual periods beginning after December 15, 2024, including interim periods within those fiscal years. Adoption of the new crypto assets standard requires a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which an entity adopts the amendments. Early adoption is also permitted, including adoption in an interim period. However, if the new crypto assets standard is early adopted in an interim period, an entity must adopt the new crypto assets standard as of the beginning of the fiscal year that includes the interim period. We adopted the new crypto assets standard on a modified retrospective approach effective January 1, 2024. Refer to Note 3, Digital Assets, Net for the inclusion of the new required disclosures. The cumulative effect of the changes made on our January 1, 2024 consolidated balance sheet for the adoption of the new crypto assets standard was as follows (in millions):

	Balances at December 31, 2023	Adjustments from Adoption of the New Crypto Assets Standard	Balances at January 1, 2024
Assets
Digital assets, net	$184	$303	$487
Deferred tax assets	6,733	(67)	6,666
Stockholders' equity
Retained earnings	27,882	236	28,118
Note 3 – Digital Assets, Net
During the years ended December 31, 2024 and 2023, we purchased and/or received immaterial amounts of digital assets. During the years ended December 31, 2023 and 2022, we recorded an immaterial amount and $204 million of impairment losses on digital assets, respectively. The table below summarizes the amounts shown on our consolidated balance sheet as of December 31, 2024 (in millions except units of digital assets).

	December 31, 2024
	Units	Cost Basis	Fair Value
Digital assets held:
Bitcoin	11,509	$386	$1,074
Other		1	2
Total		387	1,076
The following table provides details of the activities related to our digital assets for the year ended December 31, 2024 (in millions):

Beginning balance at fair value	$487
Unrealized gains, net	589
Ending balance	$1,076
The following tables present summarized unaudited quarterly financial statement data for those impacted line items based on the Company’s adoption of the new crypto assets standard as described in Note 2, Summary of Significant Accounting Policies (in millions, except per share data):

	As of:
Consolidated Balance Sheets (unaudited):	March 31, 2024	June 30, 2024	September 30, 2024
Digital assets, net
Before adoption	$184	$184	$184
Adjustments	638	538	545
As adjusted	$822	$722	$729
Deferred tax assets
Before adoption	$6,769	$6,692	$6,486
Adjustments	(141)	(119)	(120)
As adjusted	$6,628	$6,573	$6,366

	Three Months Ended
Condensed Consolidated Statements of Operations (unaudited):	March 31, 2024	June 30, 2024	September 30, 2024
Other income (expense), net
Before adoption	$108	$20	$(270)
Adjustments	335	(100)	7
As adjusted	$443	$(80)	$(263)
Provision for (benefit from) income taxes
Before adoption	$409	$393	$601
Adjustments	74	(22)	1
As adjusted	$483	$371	$602
Net income attributable to common stockholders
Before adoption	$1,129	$1,478	$2,167
Adjustments	261	(78)	6
As adjusted	$1,390	$1,400	$2,173
Net income per share of common stock attributable to common stockholders
Basic
Before adoption	$0.37	$0.46	$0.68
Adjustments	0.08	(0.02)	—
As adjusted	$0.45	$0.44	$0.68
Diluted
Before adoption	$0.34	$0.42	$0.62
Adjustments	0.07	(0.02)	—
As adjusted	$0.41	$0.40	$0.62
The unaudited impact of adoption for the three months ended December 31, 2024 was to increase Digital assets, net by $347 million, with a corresponding increase in Other income (expense), net and decrease our Deferred tax assets by $77 million with a corresponding increase in our Provision for (benefit from) income taxes, thus contributing $270 million to Net income attributable to common stockholders. These amounts contributed $0.08 to both basic and diluted net income attributable to common stockholders per share of common stock for the three months ended December 31, 2024.
There were no impairment losses recorded for any period during the year ended December 31, 2024. As a result, the unaudited interim balances of Digital assets, net did not change throughout the year ended December 31, 2024 prior to the adoption of the new crypto assets standard, which was adopted as of January 1, 2024.
Note 4 – Goodwill and Intangible Assets
Goodwill decreased $9 million within the automotive segment from $253 million as of December 31, 2023 to $244 million as of December 31, 2024. There were no accumulated impairment losses as of December 31, 2024 and 2023.

The net carrying value of our intangible assets decreased from $178 million as of December 31, 2023 to $150 million as of December 31, 2024 mainly from amortization.
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

	December 31, 2024				December 31, 2023
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Certificates of deposit and time deposits	$12,767	$—	$12,767	$—	$6,996	$—	$6,996	$—
Commercial paper	3,919	—	3,919	—	470	—	470	—
U.S. government securities	3,620	—	3,620	—	5,136	—	5,136	—
Corporate debt securities	118	—	118	—	480	—	480	—
Money market funds	1,753	1,753	—	—	109	109	—	—
Digital assets	1,076	1,076	—	—	Not applicable
Total	$23,253	$2,829	$20,424	$—	$13,191	$109	$13,082	$—
All of our money market funds and digital assets are classified within Level I of the fair value hierarchy because they were valued using quoted prices in active markets. Our U.S. government securities, certificates of deposit, commercial paper, time deposits and corporate debt securities are classified within Level II of the fair value hierarchy and the market approach was used to determine fair value of these investments.
Our cash, cash equivalents and investments classified by security type as of December 31, 2024 and 2023 consisted of the following (in millions):

	December 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$14,386	$—	$—	$14,386	$14,386	$—
Certificates of deposit and time deposits	12,767	—	—	12,767	—	12,767
Commercial paper	3,908	11	—	3,919	—	3,919
U.S. government securities	3,618	3	(1)	3,620	—	3,620
Corporate debt securities	117	1	—	118	—	118
Money market funds	1,753	—	—	1,753	1,753	—
Total cash, cash equivalents and short-term investments	$36,549	$15	$(1)	$36,563	$16,139	$20,424

	December 31, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$15,903	$—	$—	$15,903	$15,903	$—
Certificates of deposit and time deposits	6,995	1	—	6,996	—	6,996
U.S. government securities	5,136	1	(1)	5,136	277	4,859
Corporate debt securities	485	1	(6)	480	—	480
Commercial paper	470	—	—	470	109	361
Money market funds	109	—	—	109	109	—
Total cash, cash equivalents and short-term investments	$29,098	$3	$(7)	$29,094	$16,398	$12,696
As of December 31, 2024, the vast majority of our short-term investments had contractual maturity dates within one year.
Disclosure of Fair Values
Our financial instruments that are not re-measured at fair value include accounts receivable, financing receivables, other receivables, accounts payable, accrued liabilities, customer deposits and debt. The carrying values of these financial instruments materially approximate their fair values.
Note 6 – Inventory
Our inventory consisted of the following (in millions):

	December 31, 2024	December 31, 2023
Raw materials	$5,242	$5,390
Work in process	1,532	2,016
Finished goods (1)	3,940	5,049
Service parts	1,303	1,171
Total	$12,017	$13,626
(1)Finished goods inventory includes products-in-transit to fulfill customer orders, new vehicles, used vehicles and energy products available for sale.
We write-down inventory for any excess or obsolete inventory or when we believe that the net realizable value of inventory is less than the carrying value. During the years ended December 31, 2024, 2023 and 2022, we recorded write-downs of $190 million, $233 million and $144 million, respectively, in Cost of revenues in the consolidated statements of operations.

Note 7 – Property, Plant and Equipment, Net
Our property, plant and equipment, net, consisted of the following (in millions):

	December 31, 2024	December 31, 2023
Machinery, equipment, vehicles and office furniture	$18,339	$16,309
Land and buildings	10,677	9,498
AI infrastructure	5,152	1,510
Tooling	3,883	3,129
Leasehold improvements	3,688	3,136
Computer equipment, hardware and software	2,902	2,409
Construction in progress	6,783	5,791
	51,424	41,782
Less: Accumulated depreciation	(15,588)	(12,057)
Total	$35,836	$29,725
Construction in progress is primarily comprised of ongoing construction and expansion of our facilities, equipment and tooling related to the manufacturing of our products as well as AI-related assets which have not yet been placed in service. Completed assets are transferred to their respective asset classes and depreciation begins when an asset is ready for its intended use.
Depreciation expense during the years ended December 31, 2024, 2023 and 2022 was $4.12 billion, $3.33 billion and $2.42 billion, respectively.
Note 8 – Accrued Liabilities and Other
Our accrued liabilities and other current liabilities consisted of the following (in millions):

	December 31, 2024	December 31, 2023
Accrued purchases (1)	$2,253	$2,721
Accrued warranty reserve, current portion	1,917	1,546
Payroll and related costs	1,532	1,325
Taxes payable (2)	1,367	1,204
Customer deposits	993	876
Operating lease liabilities, current portion	807	672
Sales return reserve, current portion	305	219
Other current liabilities	1,549	517
Total	$10,723	$9,080
(1)Accrued purchases primarily reflects receipts of goods and services for which we had not yet been invoiced. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.
(2)Taxes payable primarily includes value added tax, income tax, sales tax, property tax and use tax payables.

Note 9 – Other Long-Term Liabilities
Our other long-term liabilities consisted of the following (in millions):

	December 31, 2024	December 31, 2023
Operating lease liabilities	$4,603	$3,671
Accrued warranty reserve	4,799	3,606
Other non-current liabilities	1,093	876
Total other long-term liabilities	$10,495	$8,153
Note 10 – Debt
The following is a summary of our debt and finance leases as of December 31, 2024 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Unused Committed Amount (1)	Contractual Interest Rates	Contractual Maturity Date
	Current	Long-Term
Recourse debt:
RCF Credit Agreement	—	—	—	5,000	Not applicable	January 2028
Other	4	3	7	—	4.70-5.75%	March 2025-January 2031
Total recourse debt	4	3	7	5,000
Non-recourse debt:
Automotive Asset-backed Notes	2,255	2,059	4,329	—	3.45-6.57%	September 2025-June 2035
China Working Capital Facility	—	2,740	2,740	—	1.92%	April 2025 (2)
Energy Asset-backed Notes	54	434	493	—	4.80-6.25%	December 2025-June 2050
Cash Equity Debt	30	299	338	—	5.25-5.81%	July 2033-January 2035
Total non-recourse debt	2,339	5,532	7,900	—
Total debt	2,343	5,535	$7,907	$5,000
Finance leases	113	222
Total debt and finance leases	$2,456	$5,757
The following is a summary of our debt and finance leases as of December 31, 2023 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Unused Committed Amount (1)	Contractual Interest Rates	Contractual Maturity Date
	Current	Long-Term
Recourse debt:
2024 Notes	$37	$—	$37	$—	2.00%	May 2024
RCF Credit Agreement	—	—	—	5,000	Not applicable	January 2028
Other	—	7	7	28	4.70-5.75%	March 2025-January 2031
Total recourse debt	37	7	44	5,028
Non-recourse debt:
Automotive Asset-backed Notes	1,906	2,337	4,259	—	0.60-6.57%	July 2024-May 2031
Cash Equity Debt	28	330	367	—	5.25-5.81%	July 2033-January 2035
Energy Asset-backed Notes	4	8	13	—	4.80%	December 2026
Total non-recourse debt	1,938	2,675	4,639	—
Total debt	1,975	2,682	$4,683	$5,028
Finance leases	398	175
Total debt and finance leases	$2,373	$2,857
(1)There are no restrictions on draw-down or use for general corporate purposes with respect to any available committed funds under our RCF Credit Agreement, except certain specified conditions prior to draw-down. Refer to the section below for the terms of the facility.
(2)The contractual maturity date of the China Working Capital Facility is April 2025, renewable until March 2026 at our discretion. As we have the intent and ability to refinance the loan on a long-term basis, we recorded it in Debt and finance leases, net of current portion in the consolidated balance sheets.

Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to debt discounts or deferred issuance costs. As of December 31, 2024, we were in material compliance with all financial debt covenants.
2024 Notes
During the second quarter of 2024, the 2024 Notes reached maturity and were fully settled. Additionally, in 2024, we fully settled the warrants entered into in connection with the issuance of the 2024 Notes, resulting in the issuance of 11.4 million shares of our common stock.
Credit Agreement
In January 2023, we entered into a 5-year senior unsecured revolving credit facility (the “RCF Credit Agreement”) with a syndicate of banks. The RCF Credit Agreement contains two optional one-year extensions and has a total commitment of up to $5.00 billion, which could be increased up to $7.00 billion under certain circumstances. The underlying borrowings may be used for general corporate purposes. Borrowed funds accrue interest at a variable rate equal to: (i) for dollar-denominated loans, at our election, (a) Term SOFR (the forward-looking secured overnight financing rate) plus 0.10%, or (b) an alternate base rate; (ii) for loans denominated in pounds sterling, SONIA (the sterling overnight index average reference rate); or (iii) for loans denominated in euros, an adjusted EURIBOR (euro interbank offered rate); in each case, plus an applicable margin. The applicable margin will be based on the rating assigned to our senior, unsecured long-term indebtedness (the “Credit Rating”) from time to time. The fee for undrawn amounts is variable based on the Credit Rating and is currently 0.125% per annum.
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
In 2024, we transferred beneficial interests related to certain leased vehicles and/or financing receivables into SPEs and issued $2.45 billion in aggregate principal amount of Automotive Asset-backed Notes, with terms similar to our other previously issued Automotive Asset-backed Notes. The proceeds from the issuance, net of debt issuance costs, were $2.44 billion.
Energy Asset-backed Notes
In 2024, we transferred certain financing receivables into an SPE and issued $499 million in aggregate principal amount of Energy Asset-backed Notes, backed by these financing receivables. The proceeds from issuance, net of debt issuance costs, were $494 million. The SPE is wholly owned by us and is consolidated in the financial statements. The cash flows generated by these financing receivables are used to service the principal and interest payments on the Energy Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to us. The SPE’s assets and cash flows are not available to our other creditors, and the creditors of the SPE, including the Energy Asset-backed Notes holders, have no recourse to our other assets.
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
Pledged Assets
As of December 31, 2024 and 2023, we had pledged or restricted $5.16 billion and $4.64 billion of our assets (consisting principally of operating lease vehicles, financing receivables, restricted cash, and equity interests in certain SPEs) as collateral for our outstanding debt.
Schedule of Principal Maturities of Debt
The future scheduled principal maturities of debt as of December 31, 2024 were as follows (in millions):

	Recourse debt	Non-recourse debt	Total
2025	$4	$2,349	$2,353
2026	—	4,116	4,116
2027	—	699	699
2028	—	243	243
2029	—	95	95
Thereafter	3	398	401
Total	$7	$7,900	$7,907
Note 11 – Leases
We have entered into various operating and finance lease agreements for certain of our offices, manufacturing and warehouse facilities, retail and service locations, data centers, equipment, vehicles, and solar energy systems, worldwide. We determine if an arrangement is a lease, or contains a lease, at inception and record the lease in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor.
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
The balances for the operating and finance leases where we are the lessee are presented as follows (in millions) within our consolidated balance sheets:

	December 31, 2024	December 31, 2023
Operating leases:
Operating lease right-of-use assets	$5,160	$4,180

Accrued liabilities and other	$807	$672
Other long-term liabilities	4,603	3,671
Total operating lease liabilities	$5,410	$4,343

Finance leases:
Solar energy systems, net	$21	$23
Property, plant and equipment, net	350	601
Total finance lease assets	$371	$624

Current portion of long-term debt and finance leases	$113	$398
Long-term debt and finance leases, net of current portion	222	175
Total finance lease liabilities	$335	$573
The components of lease expense are as follows (in millions) within our consolidated statements of operations:

	Year Ended December 31,
	2024	2023	2022
Operating lease expense:
Operating lease expense (1)	$1,500	$1,153	$798

Finance lease expense:
Amortization of leased assets	$409	$506	$493
Interest on lease liabilities	21	45	72
Total finance lease expense	$430	$551	$565

Total lease expense	$1,930	$1,704	$1,363
(1)Includes short-term leases and variable lease costs, which are immaterial.

Other information related to leases where we are the lessee is as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term:
Operating leases	7.9 years	7.4 years
Finance leases	4.4 years	2.3 years

Weighted-average discount rate:
Operating leases	5.3%	5.6%
Finance leases	4.7%	5.5%
Supplemental cash flow information related to leases where we are the lessee is as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,450	$1,084	$754
Operating cash outflows from finance leases (interest payments)	$21	$47	$75
Leased assets obtained in exchange for finance lease liabilities	$144	$10	$58
Leased assets obtained in exchange for operating lease liabilities	$1,808	$2,170	$1,059
As of December 31, 2024, the maturities of our operating and finance lease liabilities (excluding short-term leases) are as follows (in millions):

	Operating Leases	Finance Leases
2025	$1,066	$122
2026	958	84
2027	843	69
2028	742	27
2029	642	22
Thereafter	2,428	45
Total minimum lease payments	6,679	369
Less: Interest	1,269	34
Present value of lease obligations	5,410	335
Less: Current portion	807	113
Long-term portion of lease obligations	$4,603	$222
As of December 31, 2024, we have excluded from the table above additional operating leases that have not yet commenced with aggregate rent payments of $1.10 billion. These operating leases will commence between fiscal year 2025 and 2026 with lease terms of 2 years to 20 years.

Operating Lease and Sales-type Lease Receivables
We are the lessor of certain vehicle and solar energy system arrangements as described in Note 2, Summary of Significant Accounting Policies. As of December 31, 2024, maturities of our operating lease and sales-type lease receivables from customers for each of the next five years and thereafter were as follows (in millions):

	Operating Leases	Sales-type Leases
2025	$1,265	$177
2026	777	185
2027	454	93
2028	240	27
2029	200	2
Thereafter	1,290	—
Gross lease receivables	$4,226	$484
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

	December 31, 2024	December 31, 2023
Gross lease receivables	$484	$780
Unearned interest income	(38)	(78)
Allowance for expected credit losses	(6)	(6)
Net investment in sales-type leases	$440	$696

Reported as:
Prepaid expenses and other current assets	$152	$189
Other non-current assets	288	507
Net investment in sales-type leases	$440	$696
Note 12 – Equity Incentive Plans
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
As of December 31, 2024, 113.0 million shares were reserved and available for issuance under the 2019 Plan.

The following table summarizes our stock option and RSU activity for the year ended December 31, 2024:

	Stock Options				RSUs
	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in billions)	Number of RSUs (in thousands)	Weighted- Average Grant Date Fair Value
Beginning of period	344,021	$35.11			19,088	$225.01
Granted	14,979	$235.22			12,045	$223.98
Exercised or released	(10,469)	$82.04			(7,515)	$206.02
Cancelled	(3,996)	$205.61			(4,957)	$221.15
End of period	344,535	$40.41	3.51	$125.22	18,661	$233.02
Vested and expected to vest, December 31, 2024	344,215	$40.23	3.50	$125.16	18,409	$232.99
Exercisable and vested, December 31, 2024	323,847	$27.75	3.14	$121.79
The weighted-average grant date fair value per share of RSUs granted in the years ended December 31, 2024, 2023 and 2022 was $223.98, $228.33 and $239.85, respectively. The aggregate release date fair value of RSUs in the years ended December 31, 2024, 2023 and 2022 was $1.75 billion, $2.50 billion and $4.32 billion, respectively.
The aggregate intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $1.77 billion, $1.33 billion and $1.90 billion, respectively.
ESPP
Our employees are eligible to purchase our common stock through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The purchase price would be 85% of the lower of the fair market value on the first and last trading days of each six-month offering period. During the years ended December 31, 2024, 2023 and 2022, under the ESPP we issued 2.2 million, 2.1 million and 1.4 million shares, respectively. As of December 31, 2024, there were 95.5 million shares available for issuance under the ESPP.
Fair Value Assumptions
We use the fair value method in recognizing stock-based compensation expense. Under the fair value method, we estimate the fair value of each stock option award with service or service and performance conditions and the ESPP on the grant date generally using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model for stock options are as follows:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	3.92%	3.90%	3.11%
Expected term (in years)	4.3	4.5	4.1
Expected volatility	59%	63%	63%
Dividend yield	0.0%	0.0%	0.0%
Grant date fair value per share	$114.29	$121.62	$114.51
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
As of December 31, 2024, we had unrecognized stock-based compensation expense of $490 million under these grants to purchase or receive an aggregate 5.0 million shares of our common stock. For awards probable of achievement, we estimate the unrecognized stock-based compensation expense of $421 million will be recognized over a weighted-average period of 4.0 years.
For the years ended December 31, 2024, 2023 and 2022, stock-based compensation expense related to these grants, net of forfeitures, were not material.
Summary Stock-Based Compensation Information
The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2024	2023	2022
Cost of revenues	$776	$741	$594
Research and development	832	689	536
Selling, general and administrative	389	382	430
Restructuring and other	$2	$—	$—
Total	$1,999	$1,812	$1,560
Our income tax benefits recognized from stock-based compensation arrangements were immaterial while we were under full valuation allowances on our U.S. deferred tax assets during the year ended December 31, 2022. With the release of the valuation allowance associated with our federal and certain state deferred tax assets in 2023, income tax benefits recognized from stock-based compensation expense during the years ended December 31, 2024 and 2023 were $371 million and $326 million, respectively. During the years ended December 31, 2024, 2023 and 2022, stock-based compensation expense capitalized to our consolidated balance sheets was $198 million, $199 million and $245 million, respectively. As of December 31, 2024, we had $5.79 billion of total unrecognized stock-based compensation expense related to non-performance awards, which will be recognized over a weighted-average period of 3.0 years.
Note 13 – Income Taxes
Our income before provision for (benefit from) income taxes for the years ended December 31, 2024, 2023 and 2022 was as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Domestic	$2,292	$3,196	$5,524
Noncontrolling interest and redeemable noncontrolling interest	62	(23)	31
Foreign	6,636	6,800	8,164
Income before income taxes	$8,990	$9,973	$13,719

A provision for (benefit from) income taxes of $1.84 billion, $(5.00) billion and $1.13 billion has been recognized for the years ended December 31, 2024, 2023 and 2022, respectively. The components of the provision for (benefit from) income taxes for the years ended December 31, 2024, 2023 and 2022 consisted of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$48	$—
State	45	57	62
Foreign	1,315	1,243	1,266
Total current	1,360	1,348	1,328
Deferred:
Federal	831	(5,246)	26
State	(49)	(653)	1
Foreign	(305)	(450)	(223)
Total deferred	477	(6,349)	(196)
Total provision for (benefit from) income taxes	$1,837	$(5,001)	$1,132

The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the years ended December 31, 2024, 2023 and 2022 was as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Tax at statutory federal rate	$1,887	$2,094	$2,881
State tax, net of federal benefit	8	(372)	51
Excess tax benefits related to stock-based compensation	(267)	(288)	(745)
Nontaxable manufacturing credit	(291)	(101)	—
Foreign income rate differential	(545)	(816)	(923)
U.S. tax credits	(317)	(593)	(276)
GILTI and Subpart F inclusion	882	670	1,279
Unrecognized tax benefits	144	183	252
Change in valuation allowance	163	(5,962)	(1,532)
Other	173	184	145
Provision for (benefit from) income taxes	$1,837	$(5,001)	$1,132
Deferred tax assets (liabilities) as of December 31, 2024 and 2023 consisted of the following (in millions):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss carry-forwards	$1,295	$2,826
Research and development credits	1,735	1,358
Other tax credits and attributes	1,325	827
Deferred revenue	1,101	1,035
Inventory and warranty reserves	1,769	1,258
Operating lease right-of-use liabilities	1,186	930
Capitalized research and development costs	2,448	1,344
Deferred GILTI tax assets	691	760
Other	412	436
Total deferred tax assets	11,962	10,774
Valuation allowance	(1,224)	(892)
Deferred tax assets, net of valuation allowance	10,738	9,882
Deferred tax liabilities:
Depreciation and amortization	(2,658)	(2,122)
Operating lease right-of-use assets	(1,097)	(859)
Other	(561)	(249)
Total deferred tax liabilities	(4,316)	(3,230)
Deferred tax assets (liabilities), net of valuation allowance	$6,422	$6,652

As of December 31, 2024, we maintained valuation allowances of $1.22 billion for deferred tax assets that are not more likely than not to be realized, which primarily included our California deferred tax assets, U.S. foreign tax credits and certain foreign operating losses. The valuation allowance on our net deferred tax assets increased by $332 million during the year ended December 31, 2024, and decreased by $6.46 billion and $1.73 billion during the years ended December 31, 2023 and 2022, respectively. The valuation allowance increase during the year ended December 31, 2024 was primarily due to the changes of our California deferred tax assets, U.S. foreign tax credits and certain foreign operating losses. The change in valuation allowance during the year ended December 31, 2023 was primarily due to the release of our valuation allowance with respect to our U.S. federal and certain state deferred tax assets. In the fourth quarter of 2023, based on the relevant weight of positive and negative evidence, including the amount of our taxable income in recent years which was objective and verifiable, and consideration of our expected future taxable earnings, we concluded that it is more likely than not that most of our U.S. federal and certain state deferred tax assets are realizable and released the valuation allowance on these deferred tax assets. The valuation allowance change during the years ended December 31, 2022 was primarily due to changes in our U.S. deferred tax assets and liabilities. Our deferred tax assets without a valuation allowance are more likely than not to be realized given the expectation of future earnings in the respective jurisdictions.
As of December 31, 2024, we had $4.34 billion of federal and $8.59 billion of state net operating loss carry-forwards available to offset future taxable income, an immaterial amount of which, if not utilized, will begin to expire in 2026 for federal and 2025 for state purposes. Federal and state laws can impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. We have determined that no significant limitation would be placed on the utilization of our net operating loss and tax credit carry-forwards due to prior ownership changes or expirations.
As of December 31, 2024, we had federal research and development tax credits of $1.48 billion, federal renewable energy tax credits of $1.01 billion, and state research and development tax credits of $1.06 billion. Most of our state research and development tax credits were in the state of California. If not utilized, some of the federal tax credits may expire in various amounts beginning in 2035. However, California research and development tax credits can be carried forward indefinitely.
As of December 31, 2024, we intend to indefinitely reinvest our foreign earnings and cash unless such repatriation results in no or minimal tax costs. We have recorded the taxes associated with the foreign earnings we intend to repatriate in the future. For the earnings we intend to indefinitely reinvest, no deferred tax liabilities for foreign withholding or other taxes have been recorded. The estimated amount of such unrecognized withholding tax liability associated with the indefinitely reinvested earnings is approximately $309 million.
Uncertain Tax Positions
The changes to our gross unrecognized tax benefits were as follows (in millions):

December 31, 2021	$531
Increases in balances related to prior year tax positions	136
Decreases in balances related to prior year tax positions	(12)
Increases in balances related to current year tax positions	222
Decreases in balances related to expiration of the statute of limitations	(7)
December 31, 2022	870
Increases in balances related to prior year tax positions	59
Decreases in balances related to settlement with tax authorities	(6)
Increases in balances related to current year tax positions	255
Decreases in balances related to expiration of the statute of limitations	(4)
December 31, 2023	1,174
Increases in balances related to prior year tax positions	51
Decreases in balances related to prior year tax positions	(27)
Increases in balances related to current year tax positions	227
Decreases in balances related to settlement with tax authorities	(4)
Decreases in balances related to expiration of the statute of limitations	(4)
December 31, 2024	$1,417

We include interest and penalties related to unrecognized tax benefits in income tax expense. We recognized net interest and penalties related to unrecognized tax benefits in provision for (benefit from) income taxes line of our consolidated statements of operations of $23 million, $17 million and $27 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, and 2023, we have accrued $69 million and $47 million, respectively, related to interest and penalties on our unrecognized tax benefits. Unrecognized tax benefits of $1.14 billion, if recognized, would affect our effective tax rate.
We file income tax returns in the U.S. and various state and foreign jurisdictions. We are currently under examination by the Internal Revenue Service (“IRS”) for the years 2015 to 2018. Additional tax years within the periods 2004 to 2014 and 2019 to 2023 remain subject to examination for federal income tax purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and state income tax purposes. Our returns for 2004 and subsequent tax years remain subject to examination in U.S. state and foreign jurisdictions.
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
Under this agreement, we are obligated to, among other things, meet employment targets as well as specified minimum numbers of personnel in the State of New York and in Buffalo, New York and spend or incur $5.00 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York during the 10-year period beginning April 30, 2018. On an annual basis during the initial lease term, as measured on each anniversary of such date, if we fail to meet these specified investment and job creation requirements, it may result in our incurring financial liabilities in the form of “program payments” which would not be expected to have a material adverse effect to our financial operations, the termination of our lease at Gigafactory New York, and/or the need to adjust certain of our operations.

In 2021, an amendment was executed to extend our overall agreement to spend or incur $5.00 billion in combined capital, operational expenses, costs of goods sold and other costs in the State of New York through December 31, 2029. As of December 31, 2024, we have met and expect to meet the requirements under this arrangement, as may be modified and discussed from time to time, based on our current and anticipated level of operations.
Operating Lease Arrangement in Shanghai, China
We have an operating lease arrangement for an initial term of 50 years with the local government of Shanghai for land use rights where we have been constructing Gigafactory Shanghai. Under the terms of the arrangement, we are required to spend RMB 14.08 billion in capital expenditures by the end of 2023, which was achieved in 2023, and to generate RMB 2.23 billion of annual tax revenues starting at the end of 2023. As of December 31, 2024 and 2023, we had met and expect to meet the tax revenue requirements based on our current level of spend and sales.

Legal Proceedings
Litigation Relating to 2018 CEO Performance Award

On June 4, 2018, a purported Tesla stockholder filed a putative class and derivative action in the Delaware Court of Chancery against Elon Musk and the members of Tesla’s board of directors as then constituted, alleging corporate waste, unjust enrichment and that such board members breached their fiduciary duties by approving the stock-based compensation plan awarded to Elon Musk in 2018 (the “2018 CEO Performance Award”). Trial was held November 14-18, 2022. On January 30, 2024, the Court issued an opinion finding that the 2018 CEO Performance Award should be rescinded. Plaintiff’s counsel filed a brief seeking a fee award of 29,402,900 Tesla shares, plus expenses of $1,120,115.50. Tesla opposed the fee request, and at Tesla’s 2024 Annual Meeting of Stockholders, 72% of the disinterested voting shares of Tesla, excluding shares owned by Mr. Musk and Kimbal Musk, voted to ratify the 2018 CEO Performance Award. Because Tesla’s disinterested stockholders voted to ratify the 2018 CEO Performance Award, Mr. Musk and the other director defendants, joined by Tesla, filed a brief seeking to revise the Court’s January 30, 2024 opinion. On December 2, 2024, the Court issued an opinion denying the motion to revise the Court’s January 30, 2024 opinion and awarded Plaintiff’s counsel fees in the amount of $345 million. A final judgment was entered by the Court, and the director defendants and Tesla appealed the decisions to the Delaware Supreme Court.
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
On July 14, 2023, the parties filed a Stipulation and Agreement of Compromise and Settlement, which does not involve an admission of any wrongdoing by any party. Pursuant to the terms of the agreement, Tesla provided notice of the proposed settlement to stockholders of record as of July 14, 2023. The Court held a hearing regarding the settlement on October 13, 2023, after which it took the settlement and plaintiff counsels’ fee request under advisement. On January 8, 2025, the Court approved the settlement and awarded Plaintiff’s counsel fees in the amount of approximately $176 million. A final judgment was entered by the Court on January 13, 2025. Tesla intends to appeal the Court’s fee award on or before the appeal deadline of February 12, 2025. The settlement is not expected to have an adverse impact on our results of operations, cash flows or financial position.
Litigation Relating to Potential Going Private Transaction

Between August 10, 2018 and September 6, 2018, nine purported stockholder class actions were filed against Tesla and Elon Musk in connection with Mr. Musk’s August 7, 2018 Twitter post that he was considering taking Tesla private. On January 16, 2019, Plaintiffs filed their consolidated complaint in the United States District Court for the Northern District of California and added as defendants the members of Tesla’s board of directors. The consolidated complaint asserts claims for violations of the federal securities laws and seeks unspecified damages and other relief. The parties stipulated to certification of a class of stockholders, which the court granted on November 25, 2020. Trial started on January 17, 2023, and on February 3, 2023, a jury rendered a verdict in favor of the defendants on all counts. After trial, plaintiffs filed a motion for judgment as a matter of law and a motion for new trial, which the Court denied and judgement was entered in favor of defendants on July 11, 2023. On November 6, 2024, the United States Court of Appeals for the Ninth Circuit affirmed the district court’s dismissal of all claims.
Between October 17, 2018 and March 8, 2021, seven derivative lawsuits were filed in the Delaware Court of Chancery, purportedly on behalf of Tesla, against Mr. Musk and the members of Tesla’s board of directors, as constituted at relevant times, in relation to statements made and actions connected to a potential going private transaction, with certain of the lawsuits challenging additional Twitter posts by Mr. Musk, among other things. Several of those actions were consolidated, and all have been stayed. In addition to these cases, two derivative lawsuits were filed on October 25, 2018 and February 11, 2019 in the U.S. District Court for the District of Delaware, purportedly on behalf of Tesla, against Mr. Musk and the members of the Tesla board of directors as then constituted. Those cases have also been consolidated and stayed.

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
On November 15, 2021, JPMorgan Chase Bank filed a lawsuit against Tesla in the Southern District of New York alleging breach of a stock warrant agreement that was entered into as part of a convertible notes offering in 2014. Tesla denied any wrongdoing and filed multiple counterclaims. On November 27, 2024, the parties agreed to settle their claims.
Certain Derivative Lawsuits in Delaware
Before converting from a Delaware to Texas corporation on June 13, 2024, three separate derivative actions brought by purported Tesla stockholders were filed in the Delaware Court of Chancery on May 24, June 10 and June 13, 2024, purportedly on behalf of Tesla, against current and former directors regarding topics involving Elon Musk and others, X Corp. (formerly Twitter) and x.AI. These suits assert various claims, including breach of fiduciary duty and breach of contract, and seek unspecified damages and other relief. On August 6, 2024, the plaintiffs in these three actions moved to consolidate the matters into a single case. The Court consolidated two of the three cases.
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

Other Litigation Related to Our Products and Services
We are also subject to various lawsuits that seek monetary and other injunctive relief. These lawsuits include proposed class actions and other consumer claims that allege, among other things, purported defects and misrepresentations related to our products and services. For example, on September 14, 2022, a proposed class action was filed against Tesla, Inc. and related entities in the U.S. District Court for the Northern District of California, alleging various claims about the Company’s driver assistance technology systems under state and federal law. This case was later consolidated with several other proposed class actions, and a Consolidated Amended Complaint was filed on October 28, 2022, which seeks damages and other relief on behalf of all persons who purchased or leased from Tesla between January 1, 2016, to the present. On October 5, 2022, a proposed class action complaint was filed in the U.S. District Court for the Eastern District of New York asserting similar state and federal law claims against the same defendants. On September 30, 2023, the Court dismissed this action with leave to amend the complaint. On November 20, 2023, the plaintiff moved to amend the complaint, which Tesla opposed. On August 8, 2024, the Court denied the plaintiff’s motion for leave to file an amended complaint and entered judgment for Tesla. On September 5, 2024, the plaintiff filed a notice of appeal to United States Court of Appeals for the Second Circuit, and the parties are briefing the matter. On March 22, 2023, the plaintiffs in the Northern District of California consolidated action filed a motion for a preliminary injunction to order Tesla to (1) cease using the term “Full Self-Driving Capability” (FSD Capability), (2) cease the sale and activation of FSD Capability and deactivate FSD Capability on Tesla vehicles, and (3) provide certain notices to consumers about proposed court-findings about the accuracy of the use of the terms Autopilot and FSD Capability. Tesla opposed the motion. On September 30, 2023, the Court denied the request for a preliminary injunction, compelled four of five plaintiffs to arbitration, and dismissed the claims of the fifth plaintiff with leave to amend the complaint. On October 31, 2023, the remaining plaintiff in the Northern District of California action filed an amended complaint, which Tesla moved to dismiss, and on May 15, 2024, the Court granted in part and denied in part Tesla’s motion. On October 2, 2023, a similar proposed class action was filed in San Diego County Superior Court in California. Tesla subsequently removed the San Diego County case to federal court and on January 8, 2024, the federal court granted Tesla’s motion to transfer the case to the U.S. District Court for the Northern District of California. Tesla moved to compel arbitration, which the plaintiff did not oppose, and on June 27, 2024, the Court stayed the case pending arbitration.

On February 27, 2023, a proposed class action was filed in the U.S. District Court for the Northern District of California against Tesla, Inc., Elon Musk and certain current and former Company executives. The complaint alleges that the defendants made material misrepresentations and omissions about the Company’s Autopilot and FSD Capability technologies and seeks money damages and other relief on behalf of persons who purchased Tesla stock between February 19, 2019, and February 17, 2023. An amended complaint was filed on September 5, 2023, naming only Tesla, Inc. and Elon Musk as defendants. On November 6, 2023, Tesla moved to dismiss the amended complaint. On September 30, 2024, the Court granted Tesla’s motion to dismiss without prejudice. On November 26, 2024, the court issued a final judgment in Tesla’s favor, and on December 23, 2024, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit.
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
Letters of Credit
As of December 31, 2024, we had $448 million of unused letters of credit outstanding.
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

The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in millions):

	December 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$49	$66
Accounts receivable, net	18	13
Prepaid expenses and other current assets	276	361
Total current assets	343	440
Operating lease vehicles, net	392	—
Solar energy systems, net	2,310	3,278
Other non-current assets	183	369
Total assets	$3,228	$4,087
Liabilities
Current liabilities
Accrued liabilities and other	$32	$67
Deferred revenue	6	6
Current portion of debt and finance leases	2,114	1,564
Total current liabilities	2,152	1,637
Deferred revenue, net of current portion	71	99
Debt and finance leases, net of current portion	1,834	2,041
Total liabilities	$4,057	$3,777
Note 16 – Related Party Transactions
Tesla periodically does business with certain entities with which its CEO and directors are affiliated, such as x.AI, SpaceX, The Boring Company, X Corp. and Redwood Materials, in accordance with our Related Person Transactions Policy. Such transactions have not had to date, and are not currently expected to have, a material impact on our consolidated financial statements.

Note 17 – Segment Reporting and Information about Geographic Areas
Our Chief Executive Officer, as the CODM, organizes our company, manages resource allocations and measures performance among two operating and reportable segments: (i) automotive and (ii) energy generation and storage. The automotive segment includes the design, development, manufacturing, sales and leasing of electric vehicles as well as sales of automotive regulatory credits. Additionally, the automotive segment is also comprised of services and other, which includes sales of used vehicles, non-warranty maintenance services and collision, part sales, paid Supercharging, insurance services revenue and retail merchandise sales. The energy generation and storage segment includes the design, manufacture, installation, sales and leasing of solar energy generation and energy storage products and related services and sales of solar energy systems incentives.
Our CODM does not evaluate operating segments using asset or liability information. The CODM uses gross profit to allocate operating and capital resources and assesses performance of each segment by comparing actual gross profit results to historical results and previously forecasted financial information. The following table presents revenues, cost of revenues and gross profit by reportable segment (in millions):

	Year Ended December 31,
	2024	2023	2022
Automotive segment
Revenues	$87,604	$90,738	$77,553
Cost of revenues (1)	$72,794	$74,219	$56,988
Gross profit	$14,810	$16,519	$20,565
Energy generation and storage segment
Revenues	$10,086	$6,035	$3,909
Cost of revenues (2)	$7,446	$4,894	$3,621
Gross profit	$2,640	$1,141	$288
(1)Depreciation and amortization included in Cost of revenues for the automotive segment for the years ended December 31, 2024, 2023 and 2022 was $3.68 billion, $3.45 billion and $2.81 billion, respectively.
(2)Depreciation and amortization included in Cost of revenues for the energy generation and storage segment for the years ended December 31, 2024, 2023 and 2022 was $377 million, $343 million and $331 million, respectively.
The following table presents revenues by geographic area based on the sales location of our products (in millions):

	Year Ended December 31,
	2024	2023	2022
United States	$47,725	$45,235	$40,553
China	20,944	21,745	18,145
Other international	29,021	29,793	22,764
Total	$97,690	$96,773	$81,462
The following table presents long-lived assets by geographic area (in millions):

	December 31, 2024	December 31, 2023
United States	$32,461	$26,629
Germany	4,175	4,258
Other international	4,124	4,067
Total	$40,760	$34,954

The following table presents inventory by reportable segment (in millions):

	December 31, 2024	December 31, 2023
Automotive	$9,988	$11,139
Energy generation and storage	2,029	2,487
Total	$12,017	$13,626
Note 18 – Restructuring and Other
In the second quarter of 2024, we initiated and substantially completed certain restructuring actions to reduce costs and improve efficiency. As a result, we recognized $583 million of employee termination expenses in Restructuring and other in our consolidated income statement. These expenses were substantially paid with an immaterial accrual remaining in Accrued liabilities and other in our consolidated balance sheet as of December 31, 2024.
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
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report which is included herein.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K, except as follows:
On December 6, 2024, Ira Ehrenpreis, one of our directors, adopted a Rule 10b5-1 trading arrangement for the potential exercise of options to purchase 761,961 shares of our common stock, and the subsequent sale of our common stock subject to certain conditions, in amounts sufficient to cover tax withholding obligations and yield aggregate net proceeds to Mr. Ehrenpreis of $15 million, after payment of commissions and fees. The arrangement's expiration date is June 3, 2025.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 of Form 10-K will be included in our 2025 Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2025 Annual Meeting of Stockholders and is incorporated herein by reference. The 2025 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 of Form 10-K will be included in our 2025 Proxy Statement and is incorporated herein by reference.

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

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Formation of the Registrant	10-Q	001-34756	3.1	July 24, 2024

3.2	Bylaws of the Registrant.	10-Q	001-34756	3.2	July 24, 2024

4.1	Specimen common stock certificate of the Registrant.	—	—	—	—	X

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of August 31, 2009, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1	333-164593	4.2	January 29, 2010

4.3	Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 20, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2A	May 27, 2010

4.4	Amendment to Fifth Amended and Restated Investors’ Rights Agreement between Registrant, Toyota Motor Corporation and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2B	May 27, 2010

4.5	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of June 14, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2C	June 15, 2010

4.6	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of November 2, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	8-K	001-34756	4.1	November 4, 2010

4.7	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 22, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-174466	4.2E	June 2, 2011

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.8	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 30, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein.	8-K	001-34756	4.1	June 1, 2011

4.9	Sixth Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 15, 2013 among the Registrant, the Elon Musk Revocable Trust dated July 22, 2003 and certain other holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 20, 2013

4.10	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 14, 2013, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.2	May 20, 2013

4.11	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of August 13, 2015, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	August 19, 2015

4.12	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 18, 2016, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 24, 2016

4.13	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2017, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	March 17, 2017

4.14	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 1, 2019, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 3, 2019

4.15	Indenture, dated as of May 22, 2013, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.1	May 22, 2013

4.16	Indenture, dated as of October 15, 2014, between SolarCity and U.S. Bank National Association, as trustee.	S-3ASR(1)	333-199321	4.1	October 15, 2014

4.17	Tenth Supplemental Indenture, dated as of March 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/6-10.	8-K(1)	001-35758	4.3	March 9, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.18	Eleventh Supplemental Indenture, dated as of March 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/7-15.	8-K(1)	001-35758	4.4	March 9, 2015

4.19	Fifteenth Supplemental Indenture, dated as of March 19, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C4-10.	8-K(1)	001-35758	4.5	March 19, 2015

4.20	Sixteenth Supplemental Indenture, dated as of March 19, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C5-15.	8-K(1)	001-35758	4.6	March 19, 2015

4.21	Twentieth Supplemental Indenture, dated as of March 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C9-10.	8-K(1)	001-35758	4.5	March 26, 2015

4.22	Twenty-First Supplemental Indenture, dated as of March 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C10-15.	8-K(1)	001-35758	4.6	March 26, 2015

4.23	Twenty-Sixth Supplemental Indenture, dated as of April 2, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C14-10.	8-K(1)	001-35758	4.5	April 2, 2015

4.24	Thirtieth Supplemental Indenture, dated as of April 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C19-10.	8-K(1)	001-35758	4.5	April 9, 2015

4.25	Thirty-First Supplemental Indenture, dated as of April 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C20-15.	8-K(1)	001-35758	4.6	April 9, 2015

4.26	Thirty-Fifth Supplemental Indenture, dated as of April 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C24-10.	8-K(1)	001-35758	4.5	April 14, 2015

4.27	Thirty-Sixth Supplemental Indenture, dated as of April 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C25-15.	8-K(1)	001-35758	4.6	April 14, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.28	Thirty-Eighth Supplemental Indenture, dated as of April 21, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C27-10.	8-K(1)	001-35758	4.3	April 21, 2015

4.29	Thirty-Ninth Supplemental Indenture, dated as of April 21, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C28-15.	8-K(1)	001-35758	4.4	April 21, 2015

4.30	Forty-Third Supplemental Indenture, dated as of April 27, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C32-10.	8-K(1)	001-35758	4.5	April 27, 2015

4.31	Forty-Fourth Supplemental Indenture, dated as of April 27, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C33-15.	8-K(1)	001-35758	4.6	April 27, 2015

4.32	Forty-Eighth Supplemental Indenture, dated as of May 1, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/12-10.	8-K(1)	001-35758	4.5	May 1, 2015

4.33	Forty-Ninth Supplemental Indenture, dated as of May 1, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/13-15.	8-K(1)	001-35758	4.6	May 1, 2015

4.34	Fifty-Second Supplemental Indenture, dated as of May 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C36-10.	8-K(1)	001-35758	4.4	May 11, 2015

4.35	Fifty-Third Supplemental Indenture, dated as of May 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C37-15.	8-K(1)	001-35758	4.5	May 11, 2015

4.36	Fifty-Seventh Supplemental Indenture, dated as of May 18, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C40-10.	8-K(1)	001-35758	4.4	May 18, 2015

4.37	Fifty-Eighth Supplemental Indenture, dated as of May 18, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C41-15.	8-K(1)	001-35758	4.5	May 18, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.38	Sixty-First Supplemental Indenture, dated as of May 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C44-10.	8-K(1)	001-35758	4.4	May 26, 2015

4.39	Sixty-Second Supplemental Indenture, dated as of May 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C45-15.	8-K(1)	001-35758	4.5	May 26, 2015

4.40	Seventieth Supplemental Indenture, dated as of June 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C52-10.	8-K(1)	001-35758	4.4	June 16, 2015

4.41	Seventy-First Supplemental Indenture, dated as of June 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C53-15.	8-K(1)	001-35758	4.5	June 16, 2015

4.42	Seventy-Fourth Supplemental Indenture, dated as of June 22, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C56-10.	8-K(1)	001-35758	4.4	June 23, 2015

4.43	Seventy-Fifth Supplemental Indenture, dated as of June 22, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C57-15.	8-K(1)	001-35758	4.5	June 23, 2015

4.44	Eightieth Supplemental Indenture, dated as of June 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C61-10.	8-K(1)	001-35758	4.5	June 29, 2015

4.45	Eighty-First Supplemental Indenture, dated as of June 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C62-15.	8-K(1)	001-35758	4.6	June 29, 2015

4.46	Ninetieth Supplemental Indenture, dated as of July 20, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C71-10.	8-K(1)	001-35758	4.5	July 21, 2015

4.47	Ninety-First Supplemental Indenture, dated as of July 20, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C72-15.	8-K(1)	001-35758	4.6	July 21, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.48	Ninety-Fifth Supplemental Indenture, dated as of July 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/20-10.	8-K(1)	001-35758	4.5	July 31, 2015

4.49	Ninety-Sixth Supplemental Indenture, dated as of July 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/21-15.	8-K(1)	001-35758	4.6	July 31, 2015

4.50	One Hundred-and-Fifth Supplemental Indenture, dated as of August 10, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C81-10.	8-K(1)	001-35758	4.5	August 10, 2015

4.51	One Hundred-and-Eleventh Supplemental Indenture, dated as of August 17, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C87-15.	8-K(1)	001-35758	4.6	August 17, 2015

4.52	One Hundred-and-Sixteenth Supplemental Indenture, dated as of August 24, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C92-15.	8-K(1)	001-35758	4.6	August 24, 2015

4.53	One Hundred-and-Twenty-First Supplemental Indenture, dated as of August 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C97-15.	8-K(1)	001-35758	4.6	August 31, 2015

4.54	One Hundred-and-Twenty-Eighth Supplemental Indenture, dated as of September 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C101-10.	8-K(1)	001-35758	4.5	September 15, 2015

4.55	One Hundred-and-Twenty-Ninth Supplemental Indenture, dated as of September 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C102-15.	8-K(1)	001-35758	4.6	September 15, 2015

4.56	One Hundred-and-Thirty-Third Supplemental Indenture, dated as of September 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C106-10.	8-K(1)	001-35758	4.5	September 29, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.57	One Hundred-and-Thirty-Fourth Supplemental Indenture, dated as of September 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C107-15.	8-K(1)	001-35758	4.6	September 29, 2015

4.58	One Hundred-and-Thirty-Eighth Supplemental Indenture, dated as of October 13, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C111-10.	8-K(1)	001-35758	4.5	October 13, 2015

4.59	One Hundred-and-Forty-Third Supplemental Indenture, dated as of October 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/25-10.	8-K(1)	001-35758	4.5	October 30, 2015

4.60	One Hundred-and-Forty-Fourth Supplemental Indenture, dated as of October 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/26-15.	8-K(1)	001-35758	4.6	October 30, 2015

4.61	One Hundred-and-Forty-Eighth Supplemental Indenture, dated as of November 4, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C116-10.	8-K(1)	001-35758	4.5	November 4, 2015

4.62	One Hundred-and-Fifty-Third Supplemental Indenture, dated as of November 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C121-10.	8-K(1)	001-35758	4.5	November 17, 2015

4.63	One Hundred-and-Fifty-Fourth Supplemental Indenture, dated as of November 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C122-15.	8-K(1)	001-35758	4.6	November 17, 2015

4.64	One Hundred-and-Fifty-Eighth Supplemental Indenture, dated as of November 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C126-10.	8-K(1)	001-35758	4.5	November 30, 2015

4.65	One Hundred-and-Fifty-Ninth Supplemental Indenture, dated as of November 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C127-15.	8-K(1)	001-35758	4.6	November 30, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.66	One Hundred-and-Sixty-Third Supplemental Indenture, dated as of December 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C131-10.	8-K(1)	001-35758	4.5	December 14, 2015

4.67	One Hundred-and-Sixty-Fourth Supplemental Indenture, dated as of December 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C132-15.	8-K(1)	001-35758	4.6	December 14, 2015

4.68	One Hundred-and-Sixty-Eighth Supplemental Indenture, dated as of December 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C136-10.	8-K(1)	001-35758	4.5	December 28, 2015

4.69	One Hundred-and-Sixty-Ninth Supplemental Indenture, dated as of December 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C137-15.	8-K(1)	001-35758	4.6	December 28, 2015

4.70	One Hundred-and-Seventy-Third Supplemental Indenture, dated as of January 29, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2016/4-10.	8-K(1)	001-35758	4.5	January 29, 2016

4.71	One Hundred-and-Seventy-Fourth Supplemental Indenture, dated as of January 29, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2016/5-15.	8-K(1)	001-35758	4.6	January 29, 2016

4.72	Description of Registrant’s Securities	—	—	—	—	X

10.1**	Form of Indemnification Agreement between the Registrant and its directors and officers.	S-1/A	333-164593	10.1	June 15, 2010

10.2**	2003 Equity Incentive Plan.	S-1/A	333-164593	10.2	May 27, 2010

10.3**	Form of Stock Option Agreement under 2003 Equity Incentive Plan.	S-1	333-164593	10.3	January 29, 2010

10.4**	Amended and Restated 2010 Equity Incentive Plan.	10-K	001-34756	10.4	February 23, 2018

10.5**	Form of Stock Option Agreement under 2010 Equity Incentive Plan.	10-K	001-34756	10.6	March 1, 2017

10.6**	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan.	10-K	001-34756	10.7	March 1, 2017

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.7**	Amended and Restated 2010 Employee Stock Purchase Plan, effective as of February 1, 2017.	10-K	001-34756	10.8	March 1, 2017

10.8**	2019 Equity Incentive Plan.	S-8	333-232079	4.2	June 12, 2019

10.9**	Form of Stock Option Agreement under 2019 Equity Incentive Plan.	S-8	333-232079	4.3	June 12, 2019

10.10**	Form of Restricted Stock Unit Award Agreement under 2019 Equity Incentive Plan.	S-8	333-232079	4.4	June 12, 2019

10.11**	Employee Stock Purchase Plan, effective as of June 12, 2019.	S-8	333-232079	4.5	June 12, 2019

10.12**	2012 SolarCity Equity Incentive Plan and form of agreements used thereunder.	S-1(1)	333-184317	10.3	October 5, 2012

10.13**	Offer Letter between the Registrant and Elon Musk dated October 13, 2008.	S-1	333-164593	10.9	January 29, 2010

10.14**	Performance Stock Option Agreement between the Registrant and Elon Musk dated January 21, 2018.	DEF 14A	001-34756	Appendix A	February 8, 2018

10.15	Indemnification Agreement, effective as of June 23, 2020, between Registrant and Elon R. Musk.	10-Q	001-34756	10.4	July 28, 2020

10.16	Form of Call Option Confirmation relating to 1.25% Convertible Senior Notes Due March 1, 2021.	8-K	001-34756	10.3	March 5, 2014

10.17†	Supply Agreement between Panasonic Corporation and the Registrant dated October 5, 2011.	10-K	001-34756	10.50	February 27, 2012

10.18†	Amendment No. 1 to Supply Agreement between Panasonic Corporation and the Registrant dated October 29, 2013.	10-K	001-34756	10.35A	February 26, 2014

10.19	Agreement between Panasonic Corporation and the Registrant dated July 31, 2014.	10-Q	001-34756	10.1	November 7, 2014

10.20†	General Terms and Conditions between Panasonic Corporation and the Registrant dated October 1, 2014.	8-K	001-34756	10.2	October 11, 2016

10.21
Letter Agreement, dated as of February 24, 2015, regarding addition of co-party to General Terms and Conditions, Production Pricing Agreement and Investment Letter Agreement between Panasonic Corporation and the Registrant.
		10-K	001-34756	10.25A	February 24, 2016

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.22†	Investment Letter Agreement between Panasonic Corporation and the Registrant dated October 1, 2014.	10-Q	001-34756	10.4	November 7, 2014

10.23	Amendment to Gigafactory Documents, dated April 5, 2016, by and among the Registrant, Panasonic Corporation, Panasonic Corporation of North America and Panasonic Energy Corporation of North America.	10-Q	001-34756	10.2	May 10, 2016

10.24††	2019 Pricing Agreement (Japan Cells) with respect to 2011 Supply Agreement, executed September 20, 2019, by and among the Registrant, Tesla Motors Netherlands B.V., Panasonic Corporation and SANYO Electric Co., Ltd.	10-Q	001-34756	10.6	October 29, 2019

10.25††	2020 Pricing Agreement (Gigafactory 2170 Cells), entered into on June 9, 2020, by and among Registrant, Tesla Motors Netherlands B.V., Panasonic Corporation and Panasonic Corporation of North America.	10-Q	001-34756	10.3	July 28, 2020

10.26††	2021 Pricing Agreement (Japan Cells) with respect to 2011 Supply Agreement, executed December 29, 2020, by and among the Registrant, Tesla Motors Netherlands B.V., Panasonic Corporation of North America and SANYO Electric Co., Ltd.	10-K	001-34756	10.39	February 8, 2021

10.27††	Amended and Restated Factory Lease, executed as of March 26, 2019, by and between the Registrant and Panasonic Energy North America, a division of Panasonic Corporation of North America, as tenant.	10-Q	001-34756	10.3	July 29, 2019

10.28††	Lease Amendment, executed September 20, 2019, by and among the Registrant, Panasonic Corporation of North America, on behalf of its division Panasonic Energy of North America, with respect to the Amended and Restated Factory Lease, executed as of March 26, 2019.	10-Q	001-34756	10.7	October 29, 2019

10.29††	Second Lease Amendment, entered into on June 9, 2020, by and between the Registrant and Panasonic Energy of North America, a division of Panasonic Corporation of North America, with respect to the Amended and Restated Factory Lease dated January 1, 2017.	10-Q	001-34756	10.1	July 28, 2020

10.30†	Agreement for Tax Abatement and Incentives, dated as of May 7, 2015, by and between Tesla Motors, Inc. and the State of Nevada, acting by and through the Nevada Governor’s Office of Economic Development.	10-Q	001-34756	10.1	August 7, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.31	Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of September 2, 2014, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.	10-Q(1)	001-35758	10.16	November 6, 2014

10.32
First Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of October 31, 2014, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.
		10-K(1)	001-35758	10.16a	February 24, 2015

10.33
Second Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of December 15, 2014, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.
		10-K(1)	001-35758	10.16b	February 24, 2015

10.34
Third Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of February 12, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.
		10-Q(1)	001-35758	10.16c	May 6, 2015

10.35
Fourth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of March 30, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.
		10-Q(1)	001-35758	10.16d	May 6, 2015

10.36
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
10.37
Sixth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of September 1, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.
		10-Q(1)	001-35758	10.16f	October 30, 2015

10.38
Seventh Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of October 9, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.
		10-Q(1)	001-35758	10.16g	October 30, 2015

10.39
Eighth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of October 26, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.
		10-Q(1)	001-35758	10.16h	October 30, 2015

10.40
Ninth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of December 9, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.
		10-K(1)	001-35758	10.16i	February 10, 2016

10.41	Tenth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of March 31, 2017, by and between The Research Foundation For The State University of New York, on behalf of the Colleges of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.	10-Q	001-34756	10.8	May 10, 2017

10.42	Eleventh Amendment to Amended and Restated Agreement for Research & Development Alliance on Triex Module Technology, effective as of July 22, 2020, among the Research Foundation for the State University of New York, Silevo, LLC and Tesla Energy Operations, Inc.	10-Q	001-34756	10.6	July 28, 2020

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.43	Twelfth Amendment to Amended and Restated Agreement for Research & Development Alliance on Triex Module Technology, effective as of May 1, 2021, among the Research Foundation for the State University of New York, Silevo, LLC and Tesla Energy Operations, Inc.	10-Q	001-34756	10.1	October 25, 2021

10.44††	Grant Contract for State-Owned Construction Land Use Right, dated as of October 17, 2018, by and between Shanghai Planning and Land Resource Administration Bureau, as grantor, and Tesla (Shanghai) Co., Ltd., as grantee (English translation).	10-Q	001-34756	10.2	July 29, 2019

10.45	Credit Agreement, dated as of January 20, 2023, among Tesla, Inc., the Lenders and Issuing Banks from time to time party thereto, Citibank, N.A., as Administrative Agent and Deutsche Bank Securities, Inc., as Syndication Agent	10-K	001-34756	10.59	January 31, 2023

19	Insider Trading Policy	—	—	—	—	X

21.1	List of Subsidiaries of the Registrant	—	—	—	—	X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—	X

97	Tesla, Inc. Clawback Policy	10-K	001-34756	97	January 29, 2024

101.INS	Inline XBRL Instance Document	—	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*Furnished herewith
**Indicates a management contract or compensatory plan or arrangement
†Confidential treatment has been requested for portions of this exhibit
††Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
(1)Indicates a filing of SolarCity
(2)Indicates a filing of Maxwell Technologies, Inc.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla, Inc.

Date: January 29, 2025	/s/ Elon Musk
Elon Musk
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elon Musk	Chief Executive Officer and Director (Principal Executive Officer)	January 29, 2025
Elon Musk

/s/ Vaibhav Taneja	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 29, 2025
Vaibhav Taneja

/s/ Robyn Denholm	Director	January 29, 2025
Robyn Denholm

/s/ Ira Ehrenpreis	Director	January 29, 2025
Ira Ehrenpreis

/s/ Joseph Gebbia	Director	January 29, 2025
Joseph Gebbia

/s/ James Murdoch	Director	January 29, 2025
James Murdoch

/s/ Kimbal Musk	Director	January 29, 2025
Kimbal Musk

/s/ JB Straubel	Director	January 29, 2025
JB Straubel

/s/ Kathleen Wilson-Thompson	Director	January 29, 2025
Kathleen Wilson-Thompson