Form 10-Q
period 2025-03-31
Tesla, Inc.
filed 2025-04-23
CIK 1318605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 16, 2025, there were 3,220,956,211 shares of the registrant’s common stock outstanding.

TESLA, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

Forward-Looking Statements
The discussions in this Annual Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions with respect to the future and management’s current expectations, involve certain risks and uncertainties and are not guarantees. These forward-looking statements include, but are not limited to, statements concerning supply chain constraints, our strategy, competition, future operations and production capacity, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the markets in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “predicts” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Future results may differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and that are otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). The discussion of such risks is not an indication that any such risks have occurred at the time of this filing. We do not assume any obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tesla, Inc.
Consolidated Balance Sheets
(in millions, except per share data)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$16,352	$16,139
Short-term investments	20,644	20,424
Accounts receivable, net	3,782	4,418
Inventory	13,706	12,017
Prepaid expenses and other current assets	4,905	5,362
Total current assets	59,389	58,360
Operating lease vehicles, net	5,477	5,581
Solar energy systems, net	4,855	4,924
Property, plant and equipment, net	37,088	35,836
Operating lease right-of-use assets	5,330	5,160
Digital assets, net	951	1,076
Intangible assets, net	144	150
Goodwill	248	244
Deferred tax assets	6,687	6,524
Other non-current assets	4,942	4,215
Total assets	$125,111	$122,070
Liabilities
Current liabilities
Accounts payable	$13,471	$12,474
Accrued liabilities and other	10,802	10,723
Deferred revenue	3,243	3,168
Current portion of debt and finance leases	2,237	2,456
Total current liabilities	29,753	28,821
Debt and finance leases, net of current portion	5,292	5,757
Deferred revenue, net of current portion	3,610	3,317
Other long-term liabilities	11,038	10,495
Total liabilities	49,693	48,390
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests in subsidiaries	62	63
Equity
Stockholders’ equity
Preferred stock; $0.001 par value; 100 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 6,000 shares authorized; 3,220 and 3,216 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	39,456	38,371
Accumulated other comprehensive loss	(424)	(670)
Retained earnings	35,618	35,209
Total stockholders’ equity	74,653	72,913
Noncontrolling interests in subsidiaries	703	704
Total liabilities and equity	$125,111	$122,070
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Automotive sales	$12,925	$16,460
Automotive regulatory credits	595	442
Automotive leasing	447	476
Total automotive revenues	13,967	17,378
Energy generation and storage	2,730	1,635
Services and other	2,638	2,288
Total revenues	19,335	21,301
Cost of revenues
Automotive sales	11,461	13,897
Automotive leasing	239	269
Total automotive cost of revenues	11,700	14,166
Energy generation and storage	1,945	1,232
Services and other	2,537	2,207
Total cost of revenues	16,182	17,605
Gross profit	3,153	3,696
Operating expenses
Research and development	1,409	1,151
Selling, general and administrative	1,251	1,374
Restructuring and other	94	—
Total operating expenses	2,754	2,525
Income from operations	399	1,171
Interest income	400	350
Interest expense	(91)	(76)
Other (expense) income, net	(119)	443
Income before income taxes	589	1,888
Provision for income taxes	169	483
Net income	420	1,405
Net income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	11	15
Net income attributable to common stockholders	$409	$1,390

Net income per share of common stock attributable to common stockholders
Basic	$0.13	$0.45
Diluted	$0.12	$0.41
Weighted average shares used in computing net income per share of common stock
Basic	3,218	3,186
Diluted	3,521	3,484

The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$420	$1,405
Other comprehensive income (loss):
Foreign currency translation adjustment	251	(252)
Unrealized net loss on investments, net of tax	(5)	(4)
Total other comprehensive income (loss):	246	(256)
Comprehensive income	666	1,149
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	11	15
Comprehensive income attributable to common stockholders	$655	$1,134
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
(in millions)
(unaudited)

Three Months Ended March 31, 2025	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of December 31, 2024	$63	3,216	$3	$38,371	$(670)	$35,209	$72,913	$704	$73,617
Issuance of common stock for equity incentive awards	—	4	—	313	—	—	313	—	313
Stock-based compensation	—	—	—	662	—	—	662	—	662
Distributions to noncontrolling interests	(2)	—	—	—	—	—	—	(11)	(11)
Shareholder settlement, net	—	—	—	110	—	—	110	—	110
Net income	1	—	—	—	—	409	409	10	419
Other comprehensive income	—	—	—	—	246	—	246	—	246
Balance as of March 31, 2025	$62	3,220	$3	$39,456	$(424)	$35,618	$74,653	$703	$75,356

Three Months Ended March 31, 2024	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of December 31, 2023	$242	3,185	$3	$34,892	$(143)	$27,882	$62,634	$733	$63,367
Adjustments for prior periods from adopting ASU 2023-08, net of tax	—	—	—	—	—	236	236	—	236
Issuance of common stock for equity incentive awards	—	4	—	251	—	—	251	—	251
Stock-based compensation	—	—	—	578	—	—	578	—	578
Distributions to noncontrolling interests	(6)	—	—	—	—	—	—	(16)	(16)
Buy-outs of noncontrolling interests	(166)	—	—	42	—	—	42	—	42
Net income	3	—	—	—	—	1,390	1,390	12	1,402
Other comprehensive loss	—	—	—	—	(256)	—	(256)	—	(256)
Balance as of March 31, 2024	$73	3,189	$3	$35,763	$(399)	$29,508	$64,875	$729	$65,604
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$420	$1,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	1,447	1,246
Stock-based compensation	573	524
Inventory and purchase commitments write-downs	112	68
Foreign currency transaction net unrealized loss (gain)	30	(63)
Deferred income taxes	(43)	63
Non-cash interest and other operating activities	46	(5)
Digital assets loss (gain), net	125	(335)
Changes in operating assets and liabilities:
Accounts receivable	630	(422)
Inventory	(1,704)	(2,697)
Operating lease vehicles	(76)	(12)
Prepaid expenses and other assets	(419)	(972)
Accounts payable, accrued and other liabilities	706	1,247
Deferred revenue	309	195
Net cash provided by operating activities	2,156	242
Cash Flows from Investing Activities
Purchases of property and equipment excluding finance leases, net of sales	(1,492)	(2,777)
Purchases of investments	(6,015)	(6,622)
Proceeds from maturities of investments	5,856	4,315
Net cash used in investing activities	(1,651)	(5,084)
Cash Flows from Financing Activities
Proceeds from issuances of debt	625	776
Repayments of debt	(1,301)	(591)
Proceeds from exercises of stock options and other stock issuances	313	251
Principal payments on finance leases	(48)	(106)
Proceeds received from directors in shareholder settlement	277	—
Payment of legal fees associated with shareholder settlement	(176)	—
Debt issuance costs	—	(3)
Distributions paid to noncontrolling interests in subsidiaries	(22)	(30)
Payments for buy-outs of noncontrolling interests in subsidiaries	—	(101)
Net cash (used in) provided by financing activities	(332)	196
Effect of exchange rate changes on cash and cash equivalents and restricted cash	40	(79)
Net increase (decrease) in cash and cash equivalents and restricted cash	213	(4,725)
Cash and cash equivalents and restricted cash, beginning of period	17,037	17,189
Cash and cash equivalents and restricted cash, end of period	$17,250	$12,464
Supplemental Non-Cash Investing and Financing Activities
Acquisitions of property and equipment included in liabilities	$1,581	$1,431
Leased assets obtained in exchange for finance lease liabilities	$—	$20
Leased assets obtained in exchange for operating lease liabilities	$342	$406
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Notes to Consolidated Financial Statements
(unaudited)
Note 1 – Summary of Significant Accounting Policies
Unaudited Interim Financial Statements
The consolidated financial statements of Tesla, Inc. (“Tesla”, the “Company”, “we”, “us” or “our”), including the consolidated balance sheet as of March 31, 2025, the consolidated statements of operations, the consolidated statements of comprehensive income, the consolidated statements of redeemable noncontrolling interests and equity, and the consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Revenue Recognition
Revenue by source
The following table disaggregates our revenue by major source (in millions):

	Three Months Ended March 31,
	2025	2024
Automotive sales	$12,925	$16,460
Automotive regulatory credits	595	442
Energy generation and storage sales	2,621	1,522
Services and other	2,638	2,288
Total revenues from sales and services	18,779	20,712
Automotive leasing	447	476
Energy generation and storage leasing	109	113
Total revenues	$19,335	$21,301
Automotive Segment
Automotive Sales
Deferred revenue related to the access to our Full Self Driving (“FSD”) (Supervised) features and their ongoing maintenance, internet connectivity, free Supercharging programs and over-the-air software updates primarily on automotive sales amounted to $3.60 billion as of March 31, 2025 and December 31, 2024.

Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Revenue recognized from the deferred revenue balances as of December 31, 2024 and 2023 was $258 million and $281 million for the three months ended March 31, 2025 and 2024, respectively. Of the total deferred revenue balance as of March 31, 2025, we expect to recognize $780 million of revenue in the next 12 months. The remaining balance will be recognized at the time of transfer of control of the product or over the performance period.
We have financing receivables on our consolidated balance sheets related to loans we provide for financing our automotive deliveries. As of March 31, 2025 and December 31, 2024, we had current net financing receivables of $243 million and $247 million, respectively, in Accounts receivable, net, and $747 million and $821 million, respectively, in Other non-current assets for the long-term portion.
We offer resale value guarantees to our commercial banking partners in connection with certain vehicle leasing programs. Under these programs, we originate the lease with our end customer and immediately transfer the lease and the underlying vehicle to our commercial banking partner, with the transaction being accounted for as a sale under ASC 606, Revenue from Contracts with Customers.
We receive upfront payment for the vehicle, do not bear casualty and credit risks during the lease term, and we provide a guarantee capped to a limit if they are unable to sell the vehicle at or above the vehicle’s contractual or determined residual value at the end of the lease term. We estimate a guarantee liability in accordance with ASC 460, Guarantees and record it within other liabilities on our consolidated balance sheets. On a quarterly basis, we assess the estimated market value of vehicles sold under these programs to determine whether there have been changes to the amount of expected resale value guarantee liabilities. As we accumulate more data related to the resale values of our vehicles or as market conditions change, there may be material changes to their estimated values. The total recorded guarantee liabilities on vehicles sold under these programs were immaterial as of March 31, 2025 and December 31, 2024. Our maximum exposure on the guarantees we provide if they are unable to sell the vehicle at or above the vehicle’s contractual residual value at the end of the lease term was $1.90 billion and $1.45 billion as of March 31, 2025 and December 31, 2024, respectively.
Automotive Regulatory Credits
As of March 31, 2025, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $4.58 billion. Of this amount, we expect to recognize $1.46 billion in the next 12 months and the rest over the remaining performance obligation period. Additionally, changes in regulations on automotive regulatory credits may significantly impact our remaining performance obligations and revenue to be recognized under these contracts.
Automotive Leasing Revenue
Direct Sales-Type Leasing Program
Lease receivables relating to sales-type leases are presented on the consolidated balance sheets as follows (in millions):

	March 31, 2025	December 31, 2024
Gross lease receivables	$430	$484
Unearned interest income	(31)	(38)
Allowance for expected credit losses	(6)	(6)
Net investment in sales-type leases	$393	$440

Reported as:
Prepaid expenses and other current assets	$151	$152
Other non-current assets	242	288
Net investment in sales-type leases	$393	$440

Energy Generation and Storage Segment
Energy Generation and Storage Sales
We record as deferred revenue any non-refundable amounts that are primarily related to prepayments from customers, which is recognized as revenue as or when the performance obligations are satisfied. As of March 31, 2025 and December 31, 2024, deferred revenue related to such customer payments amounted to $2.09 billion and $1.77 billion, respectively, mainly due to contractual payment terms. Revenue recognized from the deferred revenue balances as of December 31, 2024 and 2023 was $623 million and $417 million for the three months ended March 31, 2025 and 2024, respectively. We have elected the practical expedient to omit disclosure of the amount of the transaction price allocated to remaining performance obligations for contracts with an original expected contract length of one year or less. As of March 31, 2025, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $9.95 billion. Of this amount, we expect to recognize $4.71 billion in the next 12 months and the rest over the remaining performance obligation period. Changes in government and economic incentives or tariffs may impact the transaction price or our ability to execute these existing contracts.
We have financing receivables on our consolidated balance sheets related to loans we provide for financing our energy products. As of March 31, 2025 and December 31, 2024, we had current net financing receivables of $35 million and $34 million, respectively, in Accounts receivable, net, and $668 million and $658 million, respectively, in Other non-current assets for the long-term portion.
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
Our provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, we update our estimate of the annual effective tax rate, and if our estimated tax rate changes, we make a cumulative adjustment.
Net Income per Share of Common Stock Attributable to Common Stockholders
The following table presents the reconciliation of net income attributable to common stockholders to net income used in computing basic and diluted net income per share of common stock (in millions):

	Three Months Ended March 31,
	2025	2024
Net income attributable to common stockholders (1)	$409	$1,390
Less: Buy-outs of noncontrolling interest	—	(42)
Net income used in computing basic and diluted net income per share of common stock	$409	$1,432
(1)As a result of the adoption of ASU No. 2023-08, Accounting for and Disclosure of Crypto Assets, the previously reported quarterly period in 2024 has been recast. See Recent Accounting Pronouncements below for further details.

The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income per share of common stock attributable to common stockholders (in millions):

	Three Months Ended March 31,
	2025	2024
Weighted average shares used in computing net income per share of common stock, basic	3,218	3,186
Add:
Stock-based awards	303	286
Convertible senior notes	—	1
Warrants	—	11
Weighted average shares used in computing net income per share of common stock, diluted	3,521	3,484
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common stock attributable to common stockholders, because their effect was anti-dilutive (in millions):

	Three Months Ended March 31,
	2025	2024
Stock-based awards	13	23
Restricted Cash
Our total cash and cash equivalents and restricted cash, as presented in the consolidated statements of cash flows, was as follows (in millions):

	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
Cash and cash equivalents	$16,352	$16,139	$11,805	$16,398
Restricted cash included in prepaid expenses and other current assets	415	494	363	543
Restricted cash included in other non-current assets	483	404	296	248
Total as presented in the consolidated statements of cash flows	$17,250	$17,037	$12,464	$17,189
Accounts Receivable and Allowance for Doubtful Accounts
Depending on the day of the week on which the end of a fiscal quarter falls, our accounts receivable balance may fluctuate as we are waiting for certain customer payments to clear through our banking institutions and receipts of payments from our financing partners, which can take up to approximately two weeks based on the contractual payment terms with such partners. Our accounts receivable balances associated with sales of energy storage products are dependent on billing milestones and payment terms negotiated for each contract, and our accounts receivable balances associated with our sales of regulatory credits are dependent on contractual payment terms. Additionally, government rebates can take up to a year or more to be collected depending on the customary processing timelines of the specific jurisdictions issuing them. These various factors may have a significant impact on our accounts receivable balance from period to period. As of March 31, 2025 and December 31, 2024, government rebates receivable was $232 million and $315 million, respectively, in Accounts receivable, net for the current portion and immaterial amounts in Other non-current assets for the long-term portion in our consolidated balance sheets.
Financing Receivables
As of March 31, 2025 and December 31, 2024, the vast majority of our financing receivables were at current status with an immaterial balance being past due. As of March 31, 2025 and December 31, 2024, the majority of our financing receivables, excluding MyPower notes receivable, were originated in 2023 and 2022.

As of March 31, 2025 and December 31, 2024, the total outstanding balance of MyPower customer notes receivable, net of allowance for expected credit losses, was $245 million and $248 million, respectively, of which $5 million and $4 million were due in the next 12 months as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the allowance for expected credit losses was $33 million.
Concentration of Risk
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, investments, restricted cash, accounts receivable and other finance receivables. Our cash and investments balances are primarily on deposit at high credit quality financial institutions or invested in highly rated, investment-grade securities. These deposits are typically in excess of insured limits. As of March 31, 2025 and December 31, 2024, no entity represented 10% or more of our total receivables balance.
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
Warranties
Accrued warranty activity consisted of the following (in millions):

	Three Months Ended March 31,
	2025	2024
Accrued warranty - beginning of period	$6,716	$5,152
Warranty costs incurred	(392)	(328)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	347	(18)
Provision for warranty	543	547
Accrued warranty - end of period	$7,214	$5,353
Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024, and will likely result in the required additional disclosures being included in our consolidated financial statements on either a prospective or retrospective basis, once adopted.
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
In December 2023, the FASB issued ASU No. 2023-08, Accounting for and Disclosure of Crypto Assets (Subtopic 350-60) (“new crypto assets standard”). The new crypto assets standard requires certain crypto assets to be measured at fair value separately on the balance sheet with changes reported in the statement of operations each reporting period. The new crypto assets standard also enhances the other intangible asset disclosure requirements by requiring the name, cost basis, fair value, and number of units for each significant crypto asset holding. During the fourth quarter of 2024, we adopted the new crypto assets standard on a modified retrospective approach effective January 1, 2024. As such, the previously reported consolidated financial statements for the three months ended March 31, 2024 have been recast to reflect the adoption of the new crypto assets standard. The following table presents the effects of these changes on the Company’s consolidated financial statements:

	As of March 31, 2024
Consolidated Balance Sheets (unaudited):	As Previously Reported	Adjustments from Adoption of the New Crypto Assets Standard	As Adjusted
Assets
Digital assets, net	$184	$638	$822
Deferred tax assets	$6,769	$(141)	$6,628
Stockholders' equity
Retained earnings	$29,011	$497	$29,508

	Three Months Ended March 31, 2024
Condensed Consolidated Statements of Operations (unaudited):	As Previously Reported	Adjustments from Adoption of the New Crypto Assets Standard	As Adjusted
Other income (expense), net	$108	$335	$443
Provision for income taxes	$409	$74	$483
Net income attributable to common stockholders	$1,129	$261	$1,390
Net income per share attributable to common stockholders:
Basic	$0.37	$0.08	$0.45
Diluted	$0.34	$0.07	$0.41
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

	March 31, 2025				December 31, 2024
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Certificates of deposit and time deposits	$13,287	$—	$13,287	$—	$12,767	$—	$12,767	$—
Commercial paper	3,295	—	3,295	—	3,919	—	3,919	—
U.S. government securities	3,984	—	3,984	—	3,620	—	3,620	—
Corporate debt securities	78	—	78	—	118	—	118	—
Money market funds	1,452	1,452	—	—	1,753	1,753	—	—
Digital assets (1)	951	951	—	—	1,076	1,076	—	—
Total	$23,047	$2,403	$20,644	$—	$23,253	$2,829	$20,424	$—
(1)As of March 31, 2025 and December 31, 2024, the majority of our digital assets were comprised of 11,509 units of Bitcoin held, at a cost of $386 million.
Our assets classified within Level I of the fair value hierarchy were valued using quoted prices in active markets and our assets classified within Level II of the fair value hierarchy utilized the market approach to determine fair value of the investments.
Our cash, cash equivalents and investments classified by security type as of March 31, 2025 and December 31, 2024 consisted of the following (in millions):

	March 31, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$14,900	$—	$—	$14,900	$14,900	$—
Certificates of deposit and time deposits	13,285	2	—	13,287	—	13,287
Commercial paper	3,291	4	—	3,295	—	3,295
U.S. government securities	3,984	2	(2)	3,984	—	3,984
Corporate debt securities	78	—	—	78	—	78
Money market funds	1,452	—	—	1,452	1,452	—
Total cash, cash equivalents and short-term investments	$36,990	$8	$(2)	$36,996	$16,352	$20,644

	December 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$14,386	$—	$—	$14,386	$14,386	$—
Certificates of deposit and time deposits	12,767	—	—	12,767	—	12,767
Commercial paper	3,908	11	—	3,919	—	3,919
U.S. government securities	3,618	3	(1)	3,620	—	3,620
Corporate debt securities	117	1	—	118	—	118
Money market funds	1,753	—	—	1,753	1,753	—
Total cash, cash equivalents and short-term investments	$36,549	$15	$(1)	$36,563	$16,139	$20,424
As of March 31, 2025, the majority of our short-term investments had contractual maturity dates within one year.

Disclosure of Fair Values
Our financial instruments that are not re-measured at fair value include accounts receivable, financing receivables, other receivables, accounts payable, accrued liabilities, customer deposits and debt. The carrying values of these financial instruments materially approximate their fair values.
Note 3 – Inventory
Our inventory consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Raw materials	$5,100	$5,242
Work in process	2,024	1,532
Finished goods (1)	5,247	3,940
Service parts	1,335	1,303
Total	$13,706	$12,017
(1)Finished goods inventory includes products-in-transit to fulfill customer orders, new vehicles, used vehicles and energy products available for sale.
We write-down inventory for any excess or obsolete inventory or when we believe that the net realizable value of inventory is less than the carrying value. During the three months ended March 31, 2025 and 2024, we recorded write-downs of $79 million and $39 million, respectively, in Cost of revenues in the consolidated statements of operations.
Note 4 – Property, Plant and Equipment, Net
Our property, plant and equipment, net, consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Machinery, equipment, vehicles and office furniture	$18,789	$18,339
Land and buildings	10,914	10,677
AI infrastructure	5,420	5,152
Tooling	4,427	3,883
Leasehold improvements	3,883	3,688
Computer equipment, hardware and software	3,010	2,902
Construction in progress	7,313	6,783
	53,756	51,424
Less: Accumulated depreciation	(16,668)	(15,588)
Total	$37,088	$35,836
Construction in progress is primarily comprised of ongoing construction and expansion of our facilities, equipment and tooling related to the manufacturing of our products as well as AI-related assets which have not yet been placed in service.
Depreciation expense during the three months ended March 31, 2025 and 2024 was $1.15 billion and $929 million, respectively.

Note 5 – Accrued Liabilities and Other
Our accrued liabilities and other current liabilities consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Accrued purchases (1)	$2,414	$2,253
Accrued warranty reserve, current portion	2,053	1,917
Payroll and related costs	1,612	1,532
Taxes payable (2)	1,176	1,367
Customer deposits	1,013	993
Operating lease liabilities, current portion	842	807
Sales return reserve, current portion	340	305
Other current liabilities	1,352	1,549
Total	$10,802	$10,723
(1)Accrued purchases primarily reflects receipts of goods and services for which we had not yet been invoiced. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.
(2)Taxes payable primarily includes value added tax, income tax, sales tax, property tax and use tax payables.
Note 6 – Other Long-Term Liabilities
Our other long-term liabilities consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Accrued warranty reserve	$5,161	$4,799
Operating lease liabilities	4,757	4,603
Other non-current liabilities	1,120	1,093
Total other long-term liabilities	$11,038	$10,495
Note 7 – Debt
The following is a summary of our debt and finance leases as of March 31, 2025 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Unused Committed Amount (1)	Contractual Interest Rates	Contractual Maturity Date
	Current	Long-Term
Recourse debt:
RCF Credit Agreement	$—	$—	$—	$5,000	Not applicable	January 2028
Other	4	2	6	—	4.70-5.75%	April 2025-January 2031
Total recourse debt	4	2	6	5,000
Non-recourse debt:
Automotive Asset-backed Notes	2,083	1,620	3,715	—	2.96-6.57%	June 2026-June 2035
China Working Capital Facility	—	2,755	2,755	—	1.92-2.11%	April 2025-March 2026 (2)
Energy Asset-backed Notes	47	413	464	—	4.83-6.25%	December 2025-June 2050
Cash Equity Debt	30	290	328	—	5.25-5.81%	July 2033-January 2035
Total non-recourse debt	2,160	5,078	7,262	—
Total debt	2,164	5,080	$7,268	$5,000
Finance leases	73	212
Total debt and finance leases	$2,237	$5,292

The following is a summary of our debt and finance leases as of December 31, 2024 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Unused Committed Amount (1)	Contractual Interest Rates	Contractual Maturity Date
	Current	Long-Term
Recourse debt:
RCF Credit Agreement	$—	$—	$—	$5,000	Not applicable	January 2028
Other	4	3	7	—	4.70-5.75%	March 2025-January 2031
Total recourse debt	4	$3	7	5,000
Non-recourse debt:
Automotive Asset-backed Notes	2,255	2,059	4,329	—	3.45-6.57%	September 2025-June 2035
China Working Capital Facility	—	2,740	2,740	—	1.92%	April 2025 (2)
Energy Asset-backed Notes	54	434	493	—	4.80-6.25%	December 2025-June 2050
Cash Equity Debt	30	299	338	—	5.25-5.81%	July 2033-January 2035
Total non-recourse debt	2,339	5,532	7,900	—
Total debt	2,343	5,535	$7,907	$5,000
Finance leases	113	222
Total debt and finance leases	$2,456	$5,757
(1)There are no restrictions on draw-down or use for general corporate purposes with respect to any available committed funds under our RCF Credit Agreement, except certain specified conditions prior to draw-down. Refer to the notes to the consolidated financial statements included in our reporting on Form 10-K for the year ended December 31, 2024 for the terms of the facility.
(2)As we have the intent and ability to refinance the loan on a long-term basis, we recorded it in Debt and finance leases, net of current portion in the consolidated balance sheets.
Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to debt discounts or deferred issuance costs. As of March 31, 2025, we were in material compliance with all financial debt covenants.
China Working Capital Facility
In March 2025, the China Working Capital Facility was amended to extend the availability of funds through April 2028. In addition, the maturity date for each borrowing is the earlier of one year from the date the funds are drawn or April 2029. Borrowings will bear interest at a rate equal to the Loan Prime Rate published by the People’s Bank of China minus 0.99%.
Note 8 – Equity Incentive Plans
Performance-Based Grants
From time to time, the Compensation Committee of our Board of Directors grants certain employees performance-based restricted stock units and stock options.
As of March 31, 2025, we had unrecognized stock-based compensation expense of $466 million under these grants to purchase or receive an aggregate 5.1 million shares of our common stock. For awards probable of achievement, we estimate the unrecognized stock-based compensation expense of $397 million will be recognized over a weighted-average period of 3.9 years.
For the three months ended March 31, 2025 and 2024, stock-based compensation expense related to these grants, net of forfeitures, were immaterial.

Summary Stock-Based Compensation Information
The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$209	$202
Research and development	277	212
Selling, general and administrative	87	110
Total	$573	$524
Note 9 – Income Taxes
Our effective tax rate was 29% for the three months ended March 31, 2025, compared to 26% for the three months ended March 31, 2024. The change in our effective tax rate was primarily due to the changes in the mix of our jurisdictional earnings.
Our effective tax rates for the first three months of 2025 and 2024 as compared to the U.S. federal statutory rate of 21% were primarily impacted by the mix of our jurisdictional earnings subject to different tax rates, valuation allowances on our deferred tax assets and benefits from our U.S. tax credits and the Inflation Reduction Act of 2022 (“IRA”) manufacturing credits.
Note 10 – Commitments and Contingencies
Operating Lease Arrangements in Buffalo, New York and Shanghai, China
For a description of our operating lease arrangements in Buffalo, New York, and Shanghai, China, refer to Note 14, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2024. As of March 31, 2025, we have met and expect to meet the requirements under these arrangements, as may be modified and discussed from time to time, based on our current and anticipated level of operations.
Legal Proceedings
Litigation Relating to 2018 CEO Performance Award
On June 4, 2018, a purported Tesla stockholder filed a putative class and derivative action in the Delaware Court of Chancery against Elon Musk and the members of Tesla’s board of directors as then constituted, alleging corporate waste, unjust enrichment and that such board members breached their fiduciary duties by approving the stock-based compensation plan awarded to Elon Musk in 2018 (the “2018 CEO Performance Award”). Trial was held November 14-18, 2022. On January 30, 2024, the Court issued an opinion finding that the 2018 CEO Performance Award should be rescinded. Plaintiff’s counsel filed a brief seeking a fee award of 29,402,900 Tesla shares, plus expenses of $1,120,115.50. Tesla opposed the fee request, and at Tesla’s 2024 Annual Meeting of Stockholders, 72% of the disinterested voting shares of Tesla, excluding shares owned by Mr. Musk and Kimbal Musk, voted to ratify the 2018 CEO Performance Award. Because Tesla’s disinterested stockholders voted to ratify the 2018 CEO Performance Award, Mr. Musk and the other director defendants, joined by Tesla, filed a brief seeking to revise the Court’s January 30, 2024 opinion. On December 2, 2024, the Court issued an opinion denying the motion to revise the Court’s January 30, 2024 opinion and awarded Plaintiff’s counsel fees in the amount of $345 million. A final judgment was entered by the Court, and the director defendants and Tesla appealed the decisions to the Delaware Supreme Court. Tesla and the Director Defendants filed their response briefs on March 11, 2025. Plaintiff’s opening brief is due on April 25, 2025, and reply briefs are due on May 16, 2025. If the appeal to the Delaware Supreme Court were unsuccessful, it could result in a material adverse impact on our business and reported earnings due to the uncertainty and potentially significant costs associated with replacing or revising Mr. Musk’s compensation package, the types of which were described in our 2024 proxy statement.
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

On July 14, 2023, the parties filed a Stipulation and Agreement of Compromise and Settlement, which does not involve an admission of any wrongdoing by any party. Pursuant to the terms of the agreement, Tesla provided notice of the proposed settlement to stockholders of record as of July 14, 2023. The Court held a hearing regarding the settlement on October 13, 2023, after which it took the settlement and Plaintiff’s counsel fees request under advisement. On January 8, 2025, the Court approved the settlement and awarded Plaintiff’s counsel fees in the amount of approximately $176 million. A final judgment was entered by the Court on January 13, 2025.
The Company disagrees with the amount of attorneys’ fees awarded by the court. On February 10, 2025, Tesla appealed the attorneys’ fee award amount to the Delaware Supreme Court. Tesla did not appeal the Delaware Court of Chancery’s approval of the underlying settlement. Also on February 10, 2025, a single shareholder appealed the approval of the settlement. This shareholder’s appeal does not seek to alter any material terms (e.g., financial contributions or the defendants’ obligations under the Settlement Agreement). The Delaware Court of Chancery had previously rejected this shareholder’s objections when approving the Settlement Agreement.
Because neither Tesla’s appeal nor the shareholder’s appeal seeks to vacate the Settlement Agreement or materially modify its terms, the Company expects to implement the provisions of the Settlement Agreement in May 2025 by cancelling the options requiring cancellation under its terms.
In connection with the settlement, Tesla received $277 million from certain directors and paid Plaintiff’s counsel fees of $176 million (which, as noted above, the Company is appealing) in the three months ended March 31, 2025. We have recorded a $31 million reversal of previously recognized stock-based compensation expense in association with the returned awards and increased our provision for income taxes in relation to the return of directors’ compensation. As the settlement was an equity transaction, the net impact to additional paid-in-capital was $110 million in the three months ended March 31, 2025.
Litigation Relating to Potential Going Private Transaction
Between October 17, 2018 and March 8, 2021, seven derivative lawsuits were filed in the Delaware Court of Chancery, purportedly on behalf of Tesla, against Mr. Musk and the members of Tesla’s board of directors, as constituted at relevant times, in relation to statements made and actions connected to a potential going private transaction, with certain of the lawsuits challenging additional Twitter posts by Mr. Musk, among other things. Several of those actions were consolidated, and all have been stayed. In addition to these cases, two derivative lawsuits were filed on October 25, 2018 and February 11, 2019 in the U.S. District Court for the District of Delaware, purportedly on behalf of Tesla, against Mr. Musk and the members of the Tesla board of directors as then constituted. Those cases have also been consolidated.
On October 21, 2022, a lawsuit was filed in the Delaware Court of Chancery by a purported shareholder of Tesla alleging, among other things, that board members breached their fiduciary duties in connection with their oversight of the Company’s 2018 settlement with the SEC, as amended. Among other things, the plaintiff seeks reforms to the Company’s corporate governance and internal procedures, unspecified damages, and attorneys’ fees. The lawsuit has been stayed.

Certain Derivative Lawsuits in Delaware
Before converting from a Delaware to Texas corporation on June 13, 2024, three separate derivative actions brought by purported Tesla stockholders were filed in the Delaware Court of Chancery on May 24, June 10 and June 13, 2024, purportedly on behalf of Tesla, against current and former directors regarding topics involving Elon Musk and others, X Corp. (formerly Twitter) and x.AI. These suits assert various claims, including breach of fiduciary duty and breach of contract, and seek unspecified damages and other relief. On August 6, 2024, the plaintiffs in these three actions moved to consolidate the matters into a single case. The Court consolidated two of the three cases. Tesla and the directors filed motions to dismiss on April 4, 2025.
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

On June 16, 2022, two Tesla stockholders filed separate derivative actions in the U.S. District Court for the Western District of Texas, purportedly on behalf of Tesla, against certain of Tesla’s current and former directors. Both suits assert claims for breach of fiduciary duty, unjust enrichment, and violation of the federal securities laws in connection with alleged race and gender discrimination and sexual harassment. Among other things, plaintiffs seek declaratory and injunctive relief, unspecified damages payable to Tesla, and attorneys’ fees. On July 22, 2022, the Court consolidated the two cases and on September 6, 2022, plaintiffs filed a consolidated complaint. On November 7, 2022, the defendants filed a motion to dismiss the case and on September 15, 2023, the Court dismissed the action but granted plaintiffs leave to file an amended complaint. On November 2, 2023, plaintiff filed an amended complaint purportedly on behalf of Tesla, against Elon Musk. On December 19, 2023, the defendants moved to dismiss the amended complaint, which the Court granted on April 12, 2024, with leave for plaintiffs to amend. On May 15, 2024, plaintiffs filed a second amended consolidated complaint purportedly on behalf of Tesla, against Mr. Musk. On July 1, 2024, the defendants moved to dismiss the second amended consolidated complaint. On March 12, 2025, the Court granted the motion to dismiss, dismissing the plaintiffs’ complaint with prejudice.
Other Litigation Related to Our Products and Services
We are also subject to various lawsuits that seek monetary and other injunctive relief. These lawsuits include proposed class actions and other consumer claims that allege, among other things, purported defects and misrepresentations related to our products and services. For example, on September 14, 2022, a proposed class action was filed against Tesla, Inc. and related entities in the U.S. District Court for the Northern District of California, alleging various claims about the Company’s driver assistance technology systems under state and federal law. This case was later consolidated with several other proposed class actions, and a Consolidated Amended Complaint was filed on October 28, 2022, which seeks damages and other relief on behalf of all persons who purchased or leased from Tesla between January 1, 2016, to the present. On October 5, 2022, a proposed class action complaint was filed in the U.S. District Court for the Eastern District of New York asserting similar state and federal law claims against the same defendants. On September 30, 2023, the Court dismissed this action with leave to amend the complaint. On November 20, 2023, the plaintiff moved to amend the complaint, which Tesla opposed. On August 8, 2024, the Court denied the plaintiff’s motion for leave to file an amended complaint and entered judgment for Tesla. On September 5, 2024, the plaintiff filed a notice of appeal to United States Court of Appeals for the Second Circuit, and oral argument occurred on March 20, 2025. On March 22, 2023, the plaintiffs in the Northern District of California consolidated action filed a motion for a preliminary injunction to order Tesla to (1) cease using the term “Full Self-Driving Capability” (FSD Capability), (2) cease the sale and activation of FSD Capability and deactivate FSD Capability on Tesla vehicles, and (3) provide certain notices to consumers about proposed court-findings about the accuracy of the use of the terms Autopilot and FSD Capability. Tesla opposed the motion. On September 30, 2023, the Court denied the request for a preliminary injunction, compelled four of five plaintiffs to arbitration, and dismissed the claims of the fifth plaintiff with leave to amend the complaint. On October 31, 2023, the remaining plaintiff in the Northern District of California action filed an amended complaint, which Tesla moved to dismiss, and on May 15, 2024, the Court granted in part and denied in part Tesla’s motion. On October 2, 2023, a similar proposed class action was filed in San Diego County Superior Court in California. Tesla subsequently removed the San Diego County case to federal court and on January 8, 2024, the federal court granted Tesla’s motion to transfer the case to the U.S. District Court for the Northern District of California. Tesla moved to compel arbitration, which the plaintiff did not oppose, and on June 27, 2024, the Court stayed the case pending arbitration.
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

On March 14, 2023, a proposed class action was filed against Tesla, Inc. in the U.S. District Court for the Northern District of California. Several similar complaints were also filed in the same court and these cases have now all been consolidated. These complaints allege that Tesla violates federal antitrust and warranty laws through its repair, service, and maintenance practices and seeks, among other relief, damages for persons who paid Tesla for repairs services or Tesla compatible replacement parts from March 2019 to March 2023. On July 17, 2023, these plaintiffs filed a consolidated amended complaint. On September 27, 2023, the court granted Tesla’s motion to compel arbitration as to three of the plaintiffs, and on November 17, 2023, the court granted Tesla’s motion to dismiss without prejudice. The plaintiffs filed a Consolidated Second Amended Complaint on December 12, 2023, which Tesla moved to dismiss. Plaintiffs also appealed the court’s arbitration order, which was denied. On June 17, 2024, the Court granted in part and denied in part Tesla’s motion to dismiss the Consolidated Second Amended Complaint. On February 18, 2025, the plaintiffs filed a Third Consolidated Amended Class Action Complaint that removed the claims for monetary damages.
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

Note 11 – Variable Interest Entity Arrangements
The aggregate carrying values of the variable interest entities’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in millions):

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$47	$49
Accounts receivable, net	20	18
Prepaid expenses and other current assets	288	276
Total current assets	355	343
Operating lease vehicles, net	358	392
Solar energy systems, net	2,273	2,310
Other non-current assets	184	183
Total assets	$3,170	$3,228
Liabilities
Current liabilities
Accrued liabilities and other	$22	$32
Deferred revenue	6	6
Current portion of debt and finance leases	1,946	2,114
Total current liabilities	1,974	2,152
Deferred revenue, net of current portion	67	71
Debt and finance leases, net of current portion	1,450	1,834
Total liabilities	$3,491	$4,057
Note 12 – Segment Reporting and Information about Geographic Areas
We have two operating and reportable segments: (i) automotive and (ii) energy generation and storage. The following table presents revenues, cost of revenues and gross profit by reportable segment (in millions):

	Three Months Ended March 31,
	2025	2024
Automotive segment
Revenues	$16,605	$19,666
Cost of revenues (1)	$14,237	$16,373
Gross profit	$2,368	$3,293
Energy generation and storage segment
Revenues	$2,730	$1,635
Cost of revenues (2)	$1,945	$1,232
Gross profit	$785	$403
(1)Depreciation and amortization included in Cost of revenues for the automotive segment for the three months ended March 31, 2025 and 2024 was $954 million and $879 million, respectively.
(2)Depreciation and amortization included in Cost of revenues for the energy generation and storage segment for the three months ended March 31, 2025 and 2024 was $83 million and $91 million, respectively.

The following table presents revenues by geographic area based on the sales location of our products (in millions):

	Three Months Ended March 31,
	2025	2024
United States	$10,333	$9,762
China	4,303	4,592
Other international	4,699	6,947
Total	$19,335	$21,301
The following table presents long-lived assets by geographic area (in millions):

	March 31, 2025	December 31, 2024
United States	$33,234	$32,461
Germany	4,467	4,175
Other international	4,242	4,124
Total	$41,943	$40,760
The following table presents inventory by reportable segment (in millions):

	March 31, 2025	December 31, 2024
Automotive	$11,562	$9,988
Energy generation and storage	2,144	2,029
Total	$13,706	$12,017

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
As a result of rapidly evolving trade policy, uncertainty in the automotive and energy markets continues to increase, posing risks to our global supply chain and cost structure which could have a meaningfully adverse impact on demand for our products and our profitability. The current tariff regime will have a relatively larger impact on our energy generation and storage business compared to our automotive business. While we prepare for near-term challenges to our business under current policies, we are focused on long-term growth opportunities as we continue to make prudent investments.
In 2025, we produced approximately 363,000 consumer vehicles and delivered approximately 337,000 consumer vehicles through the first quarter. We are focused on profitable growth, including by leveraging existing factories and production lines to introduce new and more affordable products, further improving and deploying our FSD (Supervised) capabilities, including future autonomous capabilities through our purpose-built Robotaxi product, Cybercab, reducing costs, increasing vehicle production, utilized capacity and delivery capabilities, improving and developing our vehicles and battery technologies, vertically integrating and localizing our supply chain, and expanding our global infrastructure, including our service and charging infrastructure.
In 2025, we deployed 10.4 GWh of energy storage products through the first quarter. We are focused on ramping the production and increasing the market penetration of our energy storage products.
During the three months ended March 31, 2025, we recognized total revenues of $19.34 billion, representing a decrease of $1.97 billion compared to the same period in the prior year. During the three months ended March 31, 2025, our net income attributable to common stockholders was $409 million, representing a decrease of $981 million compared to the same period in the prior year. We continue to ramp production and build and optimize our manufacturing capacity, expand our operations while focusing on further cost reductions and operational efficiencies to enable increased deliveries and deployments of our products, and invest in research and development to accelerate our AI, software, and fleet-based profits for further revenue growth.
We ended the first quarter of 2025 with $37.00 billion in cash and cash equivalents and investments, representing an increase of $433 million from the end of 2024. Our cash flows provided by operating activities were $2.16 billion during the three months ended March 31, 2025, compared to $242 million during the same period ended March 31, 2024, representing an increase of $1.91 billion. Capital expenditures amounted to $1.49 billion during the three months ended March 31, 2025, compared to $2.78 billion during the same period ended March 31, 2024, representing a decrease of $1.29 billion. Overall growth has allowed our business to generally fund itself, and we will continue to make critical high-value investments while maintaining a strong balance sheet.

Management Opportunities, Challenges and Uncertainties and 2025 Outlook
Automotive—Production
The following is a summary of the status of production of each of our announced vehicle models in production and under development, as of the date of this Quarterly Report on Form 10-Q:

Production Location	Vehicle Model(s)	Production Status
Fremont Factory	Model S / Model X	Active
	Model 3 / Model Y	Active
Gigafactory Shanghai	Model 3 / Model Y	Active
Gigafactory Berlin-Brandenburg	Model Y	Active
Gigafactory Texas	Model Y	Active
	Cybertruck	Active
	Cybercab	Construction
Gigafactory Nevada	Tesla Semi	Construction
TBD	Roadster	In development
We are focused on growing our manufacturing capacity, which includes capacity for manufacturing newer vehicle models such as our Cybertruck, Tesla Semi and future vehicles utilizing aspects of our next generation platform, and ramping the production at our Gigafactories to their installed production capacities as well as increasing production rate and efficiency at our current factories. In the first quarter of 2025, we accomplished an industry first - simultaneously changing over production lines across all factories for our New Model Y. While there were several weeks of lost production in the quarter from this changeover, we successfully ramped our production lines across four factories while managing supply chains across three continents without any major disruptions, demonstrating the advancement of our operational and supply chain management capabilities. As we continue to ramp production of the New Model Y, we are also preparing our factories for the launch of new models later this year. The next phase of production growth will be initiated by advances in autonomy and the introduction of new products, including those built on our next generation vehicle platform, as well as our ability to add to our available sources of battery cell supply by manufacturing our own cells that we are developing to have high-volume output, lower capital and production costs and longer range. Our goals are to improve vehicle performance, decrease production costs and increase affordability and customer awareness.
These plans are subject to uncertainties inherent in establishing and ramping manufacturing operations, which may be exacerbated by new product and manufacturing technologies we introduce, the number of concurrent international projects, any industry-wide component constraints, labor shortages and any future impact from events outside of our control. For example, changes to trade policy with respect to tariffs, export controls and other restrictions may impact our global supply chain cost structure and availability, affecting not only vehicle production, but also facility expansions. Moreover, we have set ambitious technological targets with our plans for battery cells as well as for iterative manufacturing and design improvements for our vehicles with each new factory expansion.
Automotive—Demand, Sales, Deliveries and Infrastructure
Our cost reduction efforts, cost innovation strategies, and additional localized procurement and manufacturing are key to our vehicles’ affordability and have allowed us to competitively price our vehicles. We will also continue to generate demand by improving our vehicles’ performance and functionality, including through product offerings and features utilizing artificial intelligence such as Autopilot, FSD (Supervised), and other software, and delivering new vehicles and vehicle options, such as our launch of the updated Model 3 in 2024, and the New Model Y in the first quarter of 2025. In addition, we have been increasing awareness, and expanding our vehicle financing programs, including attractive leasing terms for our customers.

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
Changes in government and economic policies, incentives or tariffs may also impact our production, cost structure and the competitive landscape. While the final scope and application of recently announced changes in trade policy remain uncertain at this time, higher tariffs on imports and subsequent retaliatory tariffs could adversely impact consumer spending and demand for durable goods and related services. We will continue to adjust accordingly to such developments, and we believe our ongoing cost reduction efforts, including through production innovation, process improvements and logistics optimization, and focus on operating leverage, vertical integration and supply chain localization will continue to benefit us in relation to our competitors. Our new products, which will include more affordable options, and our advances in autonomy, position us for future growth.
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
Energy Generation and Storage Demand, Production and Deployment
The long-term success of this business is dependent upon incremental volume growth. We continue to increase the production and capabilities of our energy storage products to meet high levels of demand, including the introduction of Powerwall 3 in 2024, and the ramps of our Megafactories in Shanghai and Lathrop, California. For Megapack, energy storage deployments can vary meaningfully quarter to quarter depending on the timing of specific project milestones and logistics. As these product lines grow, we will have to maintain adequate battery cell supply for our energy storage products. At the same time, changes in government and economic incentives or tariffs may also impact our sales, cost structure and the competitive landscape. For instance, the recently announced import tariffs by the US government could significantly increase battery cell expenses, negatively impacting consumer demand. Despite these challenges, as AI infrastructure drives rapid load growth, we see opportunities for our energy storage products to stabilize the grid, shift energy when it is needed most and provide additional power capacity.
Cash Flow and Capital Expenditure Trends
Our capital expenditures are typically difficult to project beyond the short-term given the number and breadth of our core projects at any given time, and may further be impacted by uncertainties in future global market conditions and shifting global trade policy. We are simultaneously developing and ramping new products, building or ramping manufacturing facilities on three continents, piloting the development and manufacture of new battery cell technologies, expanding our Supercharger network and investing in autonomy and other artificial intelligence enabled training and products, and the pace of our capital spend may vary depending on overall priority among projects, the pace at which we meet milestones, production adjustments to and among our various products, increased capital efficiencies and the addition of new projects. While we prepare for near-term challenges to our business under current policies, we are focused on long-term growth opportunities as we continue to make critical, high-value investments while maintaining a strong balance sheet. Owing and subject to the foregoing as well as the pipeline of announced projects under development, all other continuing infrastructure growth and varying levels of inflation, we currently expect our capital expenditures to exceed $10.00 billion in 2025. Changes in trade policy may necessitate adjustments to our project timelines, potentially impacting our capital expenditure expectations.

Our business has generally been consistently generating cash flow from operations in excess of our level of capital spend, and with better working capital management resulting in shorter days sales outstanding than days payable outstanding, our sales growth is also generally facilitating positive cash generation. We have and will continue to utilize such cash flows, among other things, to invest in autonomy, further vertically integrate our supply chain, expand our product roadmap and provide financing options to our customers. At the same time, we are likely to see heightened levels of capital expenditures during certain periods depending on the specific pace of our capital-intensive projects and other potential variables such as rising material prices and increases in supply chain and labor expenses resulting from changes in global trade conditions and labor availability. Overall, we expect our ability to be self-funding to continue as long as macroeconomic factors support current trends in our sales.
Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Accounting Pronouncements
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Results of Operations
Revenues

	Three Months Ended March 31,		Change
(Dollars in millions)	2025	2024	$	%
Automotive sales	$12,925	$16,460	$(3,535)	(21)%
Automotive regulatory credits	595	442	153	35%
Automotive leasing	447	476	(29)	(6)%
Total automotive revenues	13,967	17,378	(3,411)	(20)%
Services and other	2,638	2,288	350	15%
Total automotive & services and other segment revenue	16,605	19,666	(3,061)	(16)%
Energy generation and storage segment revenue	2,730	1,635	1,095	67%
Total revenues	$19,335	$21,301	$(1,966)	(9)%
Automotive & Services and Other Segment
Automotive sales revenue decreased $3.54 billion, or 21%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, due to a decrease of approximately 51,000 combined Model 3 and Model Y cash deliveries in part from bringing down all of our vehicle factories simultaneously for the changeover to New Model Y. Additionally, we had a lower average selling price per unit driven by sales mix, higher customer incentives such as attractive financing options, and a negative impact from the strengthening of the United States dollar when compared to foreign currencies year over year, as well as a decrease of 5,000 deliveries of other models.
Automotive regulatory credits revenue increased $153 million, or 35%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This increase was driven by demand for credits in North America as other automobile manufacturers have scaled back on their battery electric vehicle plans.
Services and other revenue increased $350 million, or 15%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was primarily due to increases in paid Supercharging revenue, insurance services revenue, non-warranty maintenance services and collision revenue, used vehicle revenue and part sales revenue.

Energy Generation and Storage Segment
Energy generation and storage revenue increased $1.10 billion, or 67%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was primarily due to increases in Megapack and Powerwall deployments compared to the prior year, partially offset by a decrease in average selling price of Megapack.
Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change
(Dollars in millions)	2025	2024	$	%
Cost of revenues
Automotive sales	$11,461	$13,897	$(2,436)	(18)%
Automotive leasing	239	269	(30)	(11)%
Total automotive cost of revenues	11,700	14,166	(2,466)	(17)%
Services and other	2,537	2,207	330	15%
Total automotive & services and other segment cost of revenues	14,237	16,373	(2,136)	(13)%
Energy generation and storage segment	1,945	1,232	713	58%
Total cost of revenues	$16,182	$17,605	$(1,423)	(8)%

Gross profit total automotive	$2,267	$3,212
Gross margin total automotive	16.2%	18.5%

Gross profit total automotive & services and other segment	$2,368	$3,293
Gross margin total automotive & services and other segment	14.3%	16.7%

Gross profit energy generation and storage segment	$785	$403
Gross margin energy generation and storage segment	28.8%	24.6%

Total gross profit	$3,153	$3,696
Total gross margin	16.3%	17.4%
Automotive & Services and Other Segment
Cost of automotive sales revenue decreased $2.44 billion, or 18%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 due to the decreases in deliveries year over year as discussed above. Additionally, there was a decrease in the average cost per unit of our vehicles primarily from lower raw material costs and a positive impact from the strengthening of United States dollar when compared to foreign currencies year over year, partially offset by sales mix.
Cost of services and other revenue increased $330 million, or 15%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase in cost of services and other revenue is generally in line with the changes in services and other revenue as described above.
Gross margin for total automotive decreased from 18.5% to 16.2% in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to lower average selling price per unit, partially offset by lower average cost per unit and an increase in regulatory credits revenue, as discussed above.
Gross margin for total automotive & services and other segment decreased from 16.7% to 14.3% in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The change in gross margin is primarily due to the automotive gross margin factors discussed above.

Energy Generation and Storage Segment
Cost of energy generation and storage revenue increased $713 million, or 58%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase in cost of revenues was primarily due to increases in Megapack and Powerwall deployments compared to the prior year. Additionally, average cost per unit for Megapack and Powerwall both decreased primarily from lower raw material costs.
Gross margin for energy generation and storage increased from 24.6% to 28.8% in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was primarily due to a higher proportion of our storage business, which operated at a higher gross margin, within the segment as compared to the prior period.
Research and Development Expense

	Three Months Ended March 31,		Change
(Dollars in millions)	2025	2024	$	%
Research and development	$1,409	$1,151	$258	22%
As a percentage of revenues	7%	5%
Research and development (“R&D”) expenses increased $258 million, or 22%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to an increase in AI programs and related costs. R&D expenses as a percentage of revenue increased from 5% to 7% in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to higher R&D expenses and lower total revenues in the current period.
Selling, General and Administrative Expense

	Three Months Ended March 31,		Change
(Dollars in millions)	2025	2024	$	%
Selling, general and administrative	$1,251	$1,374	$(123)	(9)%
As a percentage of revenues	6%	6%
Selling, general and administrative (“SG&A”) expenses decreased $123 million, or 9%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 driven by a $52 million decrease in employee and labor costs, including professional services, a $30 million decrease in facilities related expenses, a $22 million decrease in stock-based compensation and a $19 million decrease in marketing expenses.
Interest Income

	Three Months Ended March 31,		Change
(Dollars in millions)	2025	2024	$	%
Interest income	$400	$350	$50	14%
Interest income increased $50 million, or 14%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was primarily due to higher interest earned on our cash and cash equivalents and short-term investments compared to the prior period due to an increase in our average portfolio balance, partially offset by a lower average interest rate.
Other (Expense) Income, Net

	Three Months Ended March 31,		Change
(Dollars in millions)	2025	2024	$	%
Other (expense) income, net	$(119)	$443	$(562)	Not meaningful

Other (expense) income, net, changed unfavorably by $562 million in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The unfavorable change was primarily due a $125 million mark-to-market loss in the current period compared to a $335 million mark-to-market gain on our bitcoin digital assets in the prior period. Additionally, there were unfavorable fluctuations in foreign currency exchange rates on our intercompany balances. As our intercompany balances are significant in nature and we do not typically hedge foreign currency risk, we can experience significant fluctuations in foreign currency exchange rate gains and losses from period to period.

Provision for Income Taxes

	Three Months Ended March 31,		Change
(Dollars in millions)	2025	2024	$	%
Provision for income taxes	$169	$483	$(314)	(65)%
Effective tax rate	29%	26%
Our provision for income taxes decreased by $314 million in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to the change in our pre-tax income year over year. Our effective tax rate increased from 26% to 29% in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to the changes in the mix of our jurisdictional earnings.
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
Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following March 31, 2025, as well as in the long-term.
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

As discussed in and subject to the considerations referenced in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Opportunities, Challenges and Uncertainties and 2025 Outlook—Cash Flow and Capital Expenditure Trends in this Quarterly Report on Form 10-Q, we currently expect our capital expenditures to support our projects globally to exceed $10.00 billion in 2025. Changes in trade policy may necessitate adjustments to our project timelines, potentially impacting our capital expenditure expectations.
As of March 31, 2025, we and our subsidiaries had outstanding $7.27 billion in aggregate principal amount of indebtedness, of which $2.17 billion is current. For details regarding our indebtedness, refer to Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Sources and Conditions of Liquidity
Our sources to fund our material cash requirements are predominantly from our deliveries and servicing of new and used vehicles, sales and installations of our energy storage products, interest income, and proceeds from debt facilities and equity offerings, when applicable.
As of March 31, 2025, we had $16.35 billion and $20.64 billion of cash and cash equivalents and short-term investments, respectively. Balances held in foreign currencies had a U.S. dollar equivalent of $2.81 billion and consisted primarily of Chinese yuan and euros. We had $5.00 billion of unused committed credit amounts as of March 31, 2025. For details regarding our indebtedness, refer to Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We continue adapting our strategy to meet our liquidity and risk objectives, such as investing in U.S. government securities and other investments, investing in autonomy, further vertically integrating our supply chain, expanding our product roadmap and providing financing options to our customers.
Summary of Cash Flows

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Net cash provided by operating activities	$2,156	$242
Net cash used in investing activities	$(1,651)	$(5,084)
Net cash (used in) provided by financing activities	$(332)	$196
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $1.91 billion to $2.16 billion during the three months ended March 31, 2025 from $242 million during the three months ended March 31, 2024. This increase was primarily due to favorable changes in net operating assets and liabilities of $2.11 billion, partially offset by a decrease in net income excluding non-cash expenses, gains and losses of $193 million.
Cash Flows from Investing Activities
Net cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $1.49 billion and $2.78 billion for the three months ended March 31, 2025 and 2024, respectively, mainly for AI-related capital expenditures, global factory expansion, machinery and equipment as we expand and enhance our product roadmap. We also purchased $159 million and $2.31 billion of short-term investments, net of proceeds from maturities and sales, for the three months ended March 31, 2025 and 2024, respectively.
Cash Flows from Financing Activities
Net cash flows from financing activities changed by $528 million to $332 million net cash outflows during the three months ended March 31, 2025 from $196 million net cash inflows during the three months ended March 31, 2024. The decrease was primarily due to a $710 million increase in repayments of debt and a $151 million decrease in proceeds from issuances of debt. See Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding our debt obligations. Additionally, the decrease was partially offset by a $101 million decrease in payments for buy-outs of noncontrolling interests in subsidiaries and $101 million of proceeds received from directors in shareholder settlement net of payment for related legal fees during the three months ended March 31, 2025.

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
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income before income taxes. These changes would have resulted in a gain or loss of $1.14 billion at March 31, 2025 and $1.15 billion at December 31, 2024, assuming no foreign currency hedging.
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
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 10, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, which could adversely affect our business, financial conditions and future results. Other than the risk factors set forth below, there have been no material changes from the risk factors discussed in our Annual Report.
We face risks associated with maintaining and expanding our international operations, including unfavorable and uncertain regulatory, political, economic, tax, tariff, export controls and labor conditions.
We are subject to legal and regulatory requirements, political uncertainty and social, environmental and economic conditions in numerous jurisdictions, including markets in which we generate significant sales. We have little control over these matters which are inherently unpredictable. Our operations in such jurisdictions, particularly as a company based in the U.S., with additional manufacturing operations in China and Europe, create risks relating to conforming our products to regulatory and safety requirements and charging and other electric infrastructures; organizing local operating entities; establishing, staffing and managing foreign business locations; attracting local customers; navigating U.S. and foreign government taxes, regulations and permit requirements; enforceability of our contractual rights; trade restrictions, customs regulations, tariffs and price or exchange controls; and preferences in foreign nations for domestically manufactured products. For example, we monitor tax legislation changes on a global basis, including changes arising as a result of the Organization for Economic Cooperation and Development’s multi-jurisdictional plan of action to address base erosion and profit shifting. Further, the United States has recently announced changes to U.S. trade policy, including increasing tariffs on imports, in many cases significantly, and potentially renegotiating or terminating existing trade agreements. The exact scope of any such tariffs that will ultimately be implemented is not known at this time, and the impacts on our business and costs of our products is uncertain. Retaliatory tariffs imposed by other countries on U.S. exports, further increases in U.S. tariffs, and the uncertainties surrounding domestic and foreign tariffs could also adversely impact demand for our products. We cannot predict whether, and to what extent, there may be changes to international trade agreements, such as those with China, or whether, or to what extent, quotas, duties, additional tariffs, export controls or other restrictions will be changed or imposed by the United States or by other countries. Historically, past U.S. special tariff actions have increased our costs for vehicles manufactured in the United States and increased costs for those same vehicles when exported from the United States. Further, as it pertains to electric vehicles and lithium-ion batteries for our energy storage products, while the Company has continuously aimed for a strong domestic supply chain, certain parts and components are difficult or impossible to source within the United States. A change on any of these conditions may increase our costs, impact our ability to sell our products and require significant management attention, and may harm our business, prospects, financial condition and operating results if we are unable to manage them effectively.
We will need to maintain public credibility and confidence in our long-term business prospects in order to succeed.
In order to maintain and grow our business, we must maintain credibility and confidence among customers, suppliers, analysts, investors, ratings agencies and other parties in our long-term financial viability and business prospects. Maintaining such confidence may be challenging due to our limited operating history relative to established competitors; customer unfamiliarity with our products; any delays we may experience in scaling manufacturing, delivery and service operations to meet demand; competition and uncertainty regarding the future of electric vehicles or our other products and services; our quarterly production and sales performance compared with market expectations; and other factors including those over which we have no control. In particular, Tesla’s products, business, results of operations, and statements and actions of Tesla and its management are subject to significant amounts of commentary by a range of third parties. Such attention can include criticism, which may be exaggerated or unfounded, such as speculation regarding the sufficiency or stability of our management team, and has incited protests, some escalating to violence targeting our operations, products and personnel. Any such negative perceptions, whether caused by us or not, may harm our brand and our business (including sales) and make it more difficult to raise additional funds if needed.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.
The Board has not yet established the date of the 2025 annual meeting of shareholders. When the date is established, the Company will announce it in its filings made with the Securities and Exchange Commission.
Additionally, the Company’s Board of Directors has established a Special Committee to consider certain compensation matters involving Mr. Musk.
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

Tesla, Inc.

Date: April 22, 2025	/s/ Vaibhav Taneja
Vaibhav Taneja
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)