Form 10-K/A
period 2024-12-31
Tesla, Inc.
filed 2025-04-30
CIK 1318605

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

EXPLANATORY NOTE

On January 30, 2025, Tesla, Inc. (“Tesla,” the “Company,” “we,” “us,” or “our”) filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year.

The Board of Directors has not yet established the date of the 2025 annual meeting of shareholders. When the date is established, the Company will announce it in its filings made with the SEC. Consequently, we currently expect that our definitive proxy statement for the 2025 annual meeting of shareholders will be filed later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:

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

TESLA, INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2024

i

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Background and Qualifications

The names of the members of Tesla’s Board of Directors (the “Board”), their respective ages, their positions with Tesla and other biographical information as of April 30, 2025 are set forth below. Except for Messrs. Elon Musk and Kimbal Musk, who are brothers, there are no other family relationships among any of our directors or executive officers.

					Nominating
					and
					Corporate	Disclosure	Term
		Chair of the	Audit	Compensation	Governance	Controls	of
Name	Age	Board	Committee	Committee	Committee	Committee	Office
Elon Musk	53						Expires in 2026
Robyn Denholm	61	X	X	X	X	X	Expires in 2026
Ira Ehrenpreis	56			X	X		Expires in 2025
Joe Gebbia	43		X				Expires in 2025
James Murdoch	52		X		X	X	Expires in 2027
Kimbal Musk	52						Expires in 2027
JB Straubel	49						Expires in 2026
Kathleen Wilson-Thompson	67			X	X	X	Expires in 2025

Elon Musk is the Technoking of Tesla and has served as our Chief Executive Officer since October 2008 and as a member of the Board since April 2004. Mr. Musk has also served as Chief Executive Officer, Chief Technology Officer and Chairman of Space Exploration Technologies Corporation, a company which develops and launches advanced rockets and spacecraft (“SpaceX”), since May 2002, served as Chairman of the Board of SolarCity Corporation, a solar installation company (“SolarCity”), from July 2006 until its acquisition by us in November 2016, served as Chief Technology Officer of X Corp., a social media company (“X”), since October 2022 and served as the Chief Executive Officer and Treasurer of X.AI Corp., an artificial intelligence company (“xAI”), since March 2023. Following the March 2025 merger of X and xAI, he now serves as the Chief Executive Officer of X.AI Holdings Corp. Mr. Musk is also a founder of The Boring Company (“TBC”), an infrastructure company, and Neuralink Corporation, a company focused on developing brain-machine interfaces. Mr. Musk is also involved with the Department of Government Efficiency. Prior to SpaceX, Mr. Musk co-founded PayPal, an electronic payment system, which was acquired by eBay in October 2002, and Zip2 Corporation, a provider of Internet enterprise software and services, which was acquired by Compaq in March 1999. Mr. Musk also served on the board of directors of Endeavor Group Holdings, Inc. from April 2021 to June 2022. Mr. Musk holds a B.A. in Physics from the University of Pennsylvania and a B.S. in Business from the Wharton School of the University of Pennsylvania.

As our Chief Executive Officer, one of our founders and our largest shareholder, Mr. Musk brings historical knowledge, operational and technical expertise and continuity to the Board. Mr. Musk guided Tesla from an early-stage startup, through its IPO in 2010, to transformative growth into one of the most valuable companies in the world. Mr. Musk’s leadership and unique vision has played a key role in our mission to accelerate the world’s transition to sustainable energy.

Robyn Denholm has been a member of the Board since August 2014 and its Chair since November 2018. In January 2021, Ms. Denholm joined Blackbird Ventures, a venture capital firm, as an Operating Partner, where she works with the founders of later-stage technology companies. In 2024, she transitioned to a role on the Board of Directors. Ms. Denholm actively champions the Australian technology sector and was the Inaugural Chair of the Technology Council of Australia, and currently serves as a Board Director. She also founded Wollemi Capital Group in 2021, with a mission to invest in ventures that deliver a positive impact. The firm’s investment portfolio spans environmental, venture capital and community focused investments, and includes majority ownership in two professional basketball teams, the Sydney Kings and Sydney Flames, and most recently, the majority ownership of the Women’s National Basketball league in Australia. From January 2017 through June 2019, Ms. Denholm was with Telstra Corporation Limited, a telecommunications company (“Telstra”), where she served as Chief Financial Officer and Head of Strategy from October 2018 through June 2019, and Chief Operations Officer from January 2017 to October 2018. Prior to Telstra, from August 2007 to July 2016, Ms. Denholm was with Juniper Networks, Inc., a manufacturer of networking equipment, serving in executive roles including Executive Vice President, Chief Financial Officer and Chief Operations Officer. Prior to joining Juniper Networks, Ms. Denholm served in various executive roles at Sun Microsystems, Inc. from January 1996 to August 2007. Ms. Denholm also served at Toyota Motor Corporation Australia for seven years and at Arthur Andersen & Company for five years in various finance assignments. Ms. Denholm previously served as a director of ABB Ltd. Ms. Denholm is a Fellow of the Institute of Chartered Accountants of Australia/New Zealand, a member of the Australian Institute of Company Directors, and holds a Bachelor’s degree in Economics from the University of Sydney, and a Master’s degree in Commerce and a Doctor of Business Administration (honoris causa) from the University of New South Wales.

Ms. Denholm brings nearly 30 years of executive leadership experience at both NYSE and Nasdaq listed companies, including significant risk management, financial and accounting expertise, as well as technology leadership experience. Ms. Denholm has extensive knowledge of both the automotive and technology industries, including serving as the Chief Financial Officer and Chief Operations Officer of two technology companies.

Ira Ehrenpreis has been a member of the Board since May 2007. Mr. Ehrenpreis has been a venture capitalist since 1996. He is a founder and managing member of DBL Partners, a leading impact investing venture capital firm formed in 2015. Previously, he led the Energy Innovation practice at Technology Partners. Mr. Ehrenpreis has served on the board and Executive Committee, including as Annual Meeting Chairman, of the National Venture Capital Association (NVCA). Mr. Ehrenpreis currently serves as the Chairman of the VCNetwork, the largest and most active California venture capital organization, and as the President of the Western Association of Venture Capitalists (WAVC), the oldest venture capital organization in California. Mr. Ehrenpreis is also deeply involved in the energy technology sector. He currently serves on the National Renewable Energy Laboratory (NREL) Advisory Council, the University of Texas at Austin Energy Institute Advisory Board, and the Stanford Precourt Institute for Energy Advisory Council, and has served on the advisory boards of many industry groups, including the American Council on Renewable Energy, the Cleantech Venture Network (Past Chairman of Advisory Board) and the Stanford Global Climate and Energy Project (GCEP). He was also Chairman of the Clean-Tech Investor Summit for nine years. Mr. Ehrenpreis served for years as the Chairman of the Silicon Valley Innovation & Entrepreneurship Forum (SVIEF) and on the Advisory Board of the Forum for Women Entrepreneurs (FWE). Mr. Ehrenpreis is an inductee of the International Green Industry Hall of Fame. In 2018, the National Venture Capital Association awarded Mr. Ehrenpreis with the industry’s “Outstanding Service Award” for career contributions to the venture capital industry. In 2023, the Japan Society of Northern California honored Mr. Ehrenpreis with its 2023 Visionary Award for his “Pioneering Leadership in Impact Investing and the Global Sustainability Community.” Mr. Ehrenpreis was awarded the 2018 NACD Directorship 100 for his influential leadership in the boardroom and corporate governance community. Mr. Ehrenpreis holds a B.A. from the University of California, Los Angeles and a J.D. and M.B.A. from Stanford University.

Mr. Ehrenpreis is an acknowledged leader in the energy, technology, impact and venture capital industries, where he serves on several industry boards, and brings valuable insights in corporate governance, strategic growth and shareholder values. Mr. Ehrenpreis’ long tenure on Tesla’s Board also provides the Company with stability and experience as it navigates through different challenges.

Joe Gebbia has been a member of the Board since September 2022. Mr. Gebbia co-founded Airbnb, Inc. in 2008 and has served on Airbnb’s board of directors since 2009. In 2022, Mr. Gebbia launched Samara, which produces fully customized, factory-made homes designed to create rental income, house family, support work from home, or bundled together, to form new types of housing communities. Mr. Gebbia received dual degrees in Graphic Design and Industrial Design from the Rhode Island School of Design, where he currently serves on the institution’s Board of Trustees. Mr. Gebbia is the Chairman of Airbnb.org, and also serves on the Olympic Refuge Foundation and leadership councils for UNHCR, Tent.org and Malala Fund. Mr. Gebbia is a sought-after speaker on design and entrepreneurship, and has been named in BusinessWeek’s Top 20 Best Young Tech Entrepreneurs, Inc. Magazine’s Thirty-under-Thirty, Fortune’s Forty-under-Forty, and one of Fast Company’s Most Creative People.

Mr. Gebbia has valuable experience derived from founding and leading a global public company. The Board benefits from his entrepreneurial background, as well as his experience in design, innovation, brand development and management of complex regulatory environments.

James Murdoch has been a member of the Board since July 2017. Mr. Murdoch has been the Chief Executive Officer of Lupa Systems, a private holding company that he founded, since March 2019. Previously, Mr. Murdoch held a number of leadership roles at Twenty-First Century Fox, Inc., a media company (“21CF”), over two decades, including its Chief Executive Officer from 2015 to March 2019, its Co-Chief Operating Officer from 2014 to 2015, its Deputy Chief Operating Officer and Chairman and Chief Executive Officer, International from 2011 to 2014 and its Chairman and Chief Executive, Europe and Asia from 2007 to 2011. Previously, he served as the Chief Executive Officer of Sky plc from 2003 to 2007, and as the Chairman and Chief Executive Officer of STAR Group Limited, a subsidiary of 21CF, from 2000 to 2003. Mr. Murdoch formerly served on the board of News Corporation from 2013 to 2020. In addition, he has served on the boards of 21CF, Sky plc, GlaxoSmithKline plc and Sotheby’s.

Mr. Murdoch brings to the Board his decades of executive and board experience across numerous companies. Tesla’s Board benefits from his extensive knowledge of international markets and strategies and experience with the adoption of new technologies.

Kimbal Musk has been a member of the Board since April 2004. Mr. Musk is co-founder and Executive Chairman of The Kitchen Restaurant Group, a growing family of businesses with the goal of providing all Americans with access to real food that was founded in 2004. In 2010, Mr. Musk became the Executive Director of Big Green (formerly The Kitchen Community), a non-profit organization that creates learning gardens in schools across the United States. Mr. Musk also co-founded Square Roots, an urban farming company growing fresh, local greens in climate-controlled, AI equipped shipping containers, in 2016, and serves as its Chairman. In 2022, Mr. Musk founded Nova Sky Stories, with a mission to empower producers and artists to bring art to the skies with drone light shows, and serves as its Chief Executive Officer. Previously, Mr. Musk was a co-founder of Zip2 Corporation, a provider of Internet enterprise software and services, which was acquired by Compaq in March 1999. In 2006, Mr. Musk became CEO of OneRiot, a realtime search engine that was acquired by Walmart in 2011. In addition, Mr. Musk has served on the boards of SpaceX and Chipotle Mexican Grill, Inc. Mr. Musk holds a B. Comm. in business from Queen’s University and is a graduate of The French Culinary Institute in New York City.

Mr. Musk has extensive senior leadership business experience in the technology, retail and consumer markets, and a robust understanding of mission-driven ventures. Mr. Musk also provides valuable expertise based on his experience on the Tesla Board and is able to apply his unique understanding of the business to the strategy and execution of the Company.

JB Straubel has been a member of the Board since May 2023. Mr. Straubel is the Founder and Chief Executive Officer of Redwood Materials Inc., a Nevada-based company (“Redwood”) working to drive down the costs and environmental footprint of lithium-ion batteries by offering large-scale sources of domestic anode and cathode materials produced from recycled batteries. Mr. Straubel also co-founded and served as the Chief Technology Officer of Tesla from May 2005 to July 2019. Mr. Straubel previously served on the board of SolarCity and as a member of its Nominating and Corporate Governance Committee from August 2006 until its acquisition by Tesla in November 2016. Mr. Straubel has served on the board of directors of QuantumScape since November 2020. Mr. Straubel holds a B.S. in Energy Systems Engineering and a M.S. in Engineering, with an emphasis on energy conversion, from Stanford University.

As a co-founder and one of the key members of Tesla’s leadership team for over a decade, Mr. Straubel brings extensive operational experience and in-house knowledge of Tesla’s technology, research and development and business management. Mr. Straubel also provides valuable expertise in the areas of cleantech and batteries.

Kathleen Wilson-Thompson has been a member of the Board since December 2018. Ms. Wilson-Thompson served as Executive Vice President and Global Chief Human Resources Officer of Walgreens Boots Alliance, Inc., a global pharmacy and wellbeing company, from December 2014 until her retirement in January 2021, and previously served as Senior Vice President and Chief Human Resources Officer from January 2010 to December 2014. Prior to Walgreens, Ms. Wilson-Thompson held various legal and operational roles at The Kellogg Company, a food manufacturing company, from January 1991 to December 2009, including most recently as its Senior Vice President, Global Human Resources. Ms. Wilson-Thompson has served on the board of directors of Wolverine World Wide, Inc. since May 2021 and McKesson Corporation since January 2022. She has also served on the board of directors of Health Care Service Corporation since October 2024. Ms. Wilson-Thompson previously served on the board of directors of Ashland Global Holdings Inc. from 2017-2020. Ms. Wilson-Thompson holds an A.B. in English Literature from the University of Michigan and a J.D. and L.L.M. (Corporate and Finance Law) from Wayne State University.

Ms. Wilson-Thompson brings extensive executive and board experience at both consumer-focused and industrial companies. In addition, her expertise in managing human resources, employment law and other operations at mature companies with large workforces provides the Board with valuable insight and advice for workforce management and relations as Tesla continues to expand.

Additional Information

On October 16, 2018, the U.S. District Court for the Southern District of New York entered a final judgment approving the terms of a settlement filed with the court on September 29, 2018, in connection with the actions taken by the SEC relating to Elon Musk’s August 7, 2018 Twitter post that he was considering taking Tesla private. On April 26, 2019, this settlement was amended to clarify certain of its terms, which was subsequently approved by the Court. Mr. Musk did not admit or deny any of the SEC’s allegations, and there is no restriction on Mr. Musk’s ability to serve as an officer or director on the Board.

Audit Committee

The Board has four standing committees comprised solely of independent directors—the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Disclosure Controls Committee. The Audit Committee, which has been established in accordance with Section 3(a)(58) of the Exchange Act, currently consists of Robyn Denholm, Joe Gebbia and James Murdoch, each of whom is “independent” as such term is defined for audit committee members by the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”). Ms. Denholm is the chair of the Audit Committee. The Board has determined that Ms. Denholm is an “audit committee financial expert” as defined in the rules of the SEC.

Executive Officers

The names of Tesla’s executive officers, their ages, their positions with Tesla and other biographical information as of April 30, 2025, are set forth below. Except for Messrs. Elon Musk and Kimbal Musk, who are brothers, there are no other family relationships among any of our directors or executive officers.

Name	Age	Position
Elon Musk	53	Technoking of Tesla and Chief Executive Officer
Vaibhav Taneja	47	Chief Financial Officer
Xiaotong (Tom) Zhu	45	Senior Vice President, APAC

Elon Musk. For a brief biography of Mr. Musk, see “Board of Directors—Background and Qualifications” under this Item 10 above.

Vaibhav Taneja has served as our Chief Financial Officer since August 2023. Prior to his appointment as CFO, Mr. Taneja served as Tesla’s Chief Accounting Officer since March 2019, as Corporate Controller from May 2018, and as Assistant Corporate Controller between February 2017 and May 2018. Mr. Taneja served in various finance and accounting roles at SolarCity from March 2016. Mr. Taneja holds a Bachelors of Commerce degree from Delhi University and is a Certified Public Accountant (inactive).

Tom Zhu has served as our Senior Vice President since April 2023, and Senior Vice President, APAC, since January 2025. Mr. Zhu joined Tesla in April 2014, and served in various operational roles before being appointed as Vice President, Greater China, where he led the construction and operations of Gigafactory Shanghai. Mr. Zhu holds a bachelor’s degree of commerce in information technology from the Auckland University of Technology and an M.B.A. from Duke University.

Delinquent Section 16(a) Reports

Under Section 16 of the Exchange Act, Tesla’s directors, executive officers and any persons holding more than 10% of the Tesla’s common stock are required to report initial ownership of the Tesla common stock and any subsequent changes in ownership to the SEC. Specific due dates have been established by the SEC, and Tesla is required to disclose in this Amendment any failure to file required ownership reports by these dates. Based solely upon a review of forms filed with the SEC and the written representations of such persons for their 2024 fiscal year transactions, Tesla is aware of no late Section 16(a) filings.

Code of Business Ethics and Corporate Governance Guidelines

The Board sets high standards for Tesla’s workforce, officers and directors. Tesla is committed to establishing an operating framework that exercises appropriate oversight of responsibilities at all levels throughout the Company and managing its affairs in a manner consistent with rigorous principles of business ethics. Accordingly, Tesla has adopted a Code of Business Ethics, which was amended in April 2024, and which is applicable to Tesla and its subsidiaries’ directors, officers and personnel. The Code of Business Ethics sets forth Tesla’s guiding principles, which include thinking before acting, treating everyone with respect, protecting our information and assets and doing business with integrity. Tesla has also adopted Corporate Governance Guidelines, which, in conjunction with our certificate of incorporation, bylaws and charters of the standing committees of the Board, form the framework for Tesla’s corporate governance. The Code of Business Ethics and the Corporate Governance Guidelines are each available on Tesla’s website at: http://ir.tesla.com/corporate. Tesla will disclose on its website any amendment to the Code of Business Ethics, as well as any waivers of the Code of Business Ethics, that are required to be disclosed by the rules of the SEC or Nasdaq.

Hedging, Short Sales and Rule 10b5-1 Trading Plans

Tesla has an insider trading policy that is reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq listing standards. The insider trading policy prohibits all of our directors, officers and employees from, among other things, engaging in short sales, hedging or similar transactions designed to decrease the risks associated with holding Tesla securities. This prohibition encompasses transactions in publicly-traded options, such as puts and calls, and other derivative securities with respect to Tesla securities, but not transactions designed to facilitate portfolio diversification, such as broad-based index options, futures or baskets. It is also the policy of Tesla to comply with all applicable securities laws when transacting in its own securities. A copy of the insider trading policy is filed as Exhibit 19 to the Original Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for 2024 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current considerations, expectations and determinations regarding future compensation programs. The actual amount and form of compensation and the compensation programs that we adopt may differ materially from current or planned programs as summarized in this discussion.

The following discussion and analysis relates to the compensation arrangements for 2024 of (i) our principal executive officer, (ii) our principal financial officer, (iii) the most highly compensated person, other than our principal executive officer and principal financial officer, who was serving as executive officer at the end of our fiscal year ended December 31, 2024 and (iv) our former Senior Vice President, Powertrain and Energy Engineering, who served in such capacity during part of 2024 (our “named executive officers”). We had no other executive officers serving at the end of our fiscal year ended December 31, 2024. Our named executive officers for fiscal year 2024 were:

Name	Position
Elon Musk	Technoking of Tesla and Chief Executive Officer
Vaibhav Taneja	Chief Financial Officer
Tom Zhu	Senior Vice President, APAC
Andrew Baglino	Former Senior Vice President, Powertrain and Energy Engineering

Mr. Baglino departed Tesla in April 2024.

Overview and Fiscal Year 2024 Company Highlights

Our current executive compensation program, which was developed and approved by the Compensation Committee, generally consists of base salary and equity-based incentives, as well as other benefits generally available to employees. We combine these elements in order to formulate compensation packages with the goal of providing, on a total basis, competitive pay and aligning the interests of our named executive officers with long-term shareholder interests by tying the value of their compensation to our long-term stock price and/or the achievement of financial, operational and strategic objectives. In 2024, Tesla’s full-year accomplishments under our executive leadership included the following:

•	Model Y was the best-selling vehicle, of any kind, globally for the full year 2024;

•	Reached lowest average cost of goods per vehicle ever at less than $35,000;

•	31.4 gigawatt hours of energy storage, representing an increase of 113.3%, compared to the prior year, and the completion of construction of Megafactory Shanghai; and

•	Further improvements and deployment of our FSD (Supervised) capabilities, including through increased AI training compute by over 400% in 2024 and the introduction of our purpose-built Robotaxi product, Cybercab.

Compensation Philosophy

Our mission is to accelerate the world’s transition to sustainable energy. This is a long-term mission, and our compensation programs reflect this — and our startup origins — in that they consist primarily of salary or wages and equity awards. Whereas salary or wages are intended to meet our employees’ near-term liquidity needs, we believe that equity awards are an effective tool for retaining employees long-term, as they vest incrementally over a period of time or upon the achievement of specified performance milestones intended to be achieved over the medium- and long-term. During periods in which our stock price and the underlying value of equity awards increase, their retention impact is even greater. We believe that the potential for such increases also creates an ownership culture that promotes holding equity, which in turn aligns the interests of our employees with the long-term interests of our shareholders. Additionally, this compensation philosophy further allows our employees to grow their skill sets and contributions consistent with our long-term mission. For these reasons, our goal is to provide each employee with the opportunity to participate in our equity programs, with certain cash-based bonus programs serving generally to accommodate specific incentive structures or liquidity needs. In light of these considerations, we generally do not make annual grants of equity awards to our senior executives, including our named executive officers, and instead grant equity awards from time to time based upon individual roles and contributions and the retentive impact of currently outstanding equity awards. By combining salary or wages and our equity award program, we strive to offer a total level of compensation that is competitive within specific roles and geographical markets.

In particular, we believe that compensation for the individuals who are responsible for Tesla’s strategic direction and operations should motivate them to achieve sustainable shareholder value and/or tangible milestones rather than to simply remain at Tesla or maintain the status quo. Therefore, while we offer to our general employee population restricted stock units that will retain some value even if the market value of our stock decreases, when grants are made to executive officers those grants generally comprise stock option awards, which have zero initial value and accumulate value, if at all, only to the extent that our stock price increases following their grant, through the applicable vesting dates and until such stock options are ultimately exercised and the underlying shares are sold. In addition, because equity awards comprise a greater proportion of our executive officers’ total level of compensation compared to comparable roles at peer companies, a sustained decrease in our stock price or failure to achieve the applicable operational milestones may result in a level of total compensation that is significantly less than that of such peer roles. Likewise, our outside director compensation program has been comprised primarily of equity awards that are entirely in the form of stock option awards, as well as relatively modest cash retainer payments that may be waived at the election of each director. Each director determined to forego all cash retainer payments in 2024.

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

In 2024, we reviewed our compensation programs with respect to our senior executives to align our compensation programs to their intended purposes, including striving to offer a total level of compensation that reflects individual performance to be competitive within specific roles and geographical markets and to provide appropriate retentive impact in light of currently outstanding equity awards. Following this review, in October 2024, the Compensation Committee, in consultation with its compensation consultant and our Chief Executive Officer, adjusted base salaries and/or granted equity awards to certain senior executives, which included Mr. Taneja, one of our named executive officers, whose compensation had not been adjusted since he was promoted to the role of Chief Financial Officer in August 2023, as described below.

Additionally, the Company’s Board of Directors has established a Special Committee to consider certain compensation matters involving Mr. Musk.

Key Factors in Determining Executive Compensation

Role of Compensation Committee in Executive Compensation

The Compensation Committee has overall responsibility for recommending to the Board the compensation of our Chief Executive Officer and reviewing and determining the compensation of our other executive officers. Members of the Compensation Committee are appointed by the Board. Currently, the Compensation Committee consists of three members of the Board: Ira Ehrenpreis (Chair), Robyn Denholm and Kathleen Wilson-Thompson, none of whom is an executive officer of Tesla, and each of whom qualifies as an “independent director” under the Nasdaq Stock Market Rules and is deemed independent under all applicable requirements of the Securities and Exchange Commission and Tesla’s Corporate Governance Guidelines, which follow the Nasdaq framework for the determination of independence.

Role of Compensation Consultants

The Compensation Committee has the authority to engage, and has from time to time engaged, the services of outside consultants to assist in making decisions regarding the establishment of Tesla’s compensation philosophy and programs, including for executives and directors. In 2024, Compensia, Inc., a national consulting firm (“Compensia”) was retained as a compensation consultant to advise the Compensation Committee with respect to Tesla’s executive compensation program.

Role of Executive Officers in Compensation Decisions

Historically, for executive officers other than our Chief Executive Officer, the Compensation Committee has sought and considered input from our Chief Executive Officer regarding such executive officers’ responsibilities, performance and compensation. Specifically, our Chief Executive Officer recommends base salary increases and equity award levels for our senior personnel, and advises the Compensation Committee regarding the compensation program’s ability to attract, retain and motivate executive talent. These recommendations reflect compensation levels that our Chief Executive Officer believes are qualitatively commensurate with an executive officer’s individual qualifications, experience, responsibility level, functional role, knowledge, skills and individual performance, as well as Tesla’s performance. The Compensation Committee considers our Chief Executive Officer’s recommendations, but ultimately determines compensation in its judgment and approves the compensation for all of our executive officers (other than for our Chief Executive Officer, the compensation for whom is recommended by the Compensation Committee to, and ultimately approved by, the Board).

The Compensation Committee meets regularly in executive session. Our Chief Executive Officer is not present during Compensation Committee deliberations or votes on his compensation and also recuses himself from sessions of the Board where the Board acts on the Compensation Committee’s recommendations regarding his compensation. In addition, the Board has established a management committee under the Tesla, Inc. 2019 Equity Incentive Plan (the “Equity Award Committee”) to grant and administer equity awards, subject to certain limitations, such as, among other things, maximum limits on the seniority of personnel to whom the Equity Award Committee may grant awards and the value of any individual award. For example, the Equity Award Committee is not authorized to grant awards to employees at or above the level of vice president. Moreover, pursuant to applicable law, the Equity Award Committee may not grant awards to its members, and the number of shares of our common stock underlying awards granted by it may not exceed amounts determined by the Board from time to time. The Board has delegated to the Compensation Committee oversight authority over the Equity Award Committee.

Role of Shareholder Say-on-Pay Votes

At our 2024 annual meeting, our shareholders overwhelmingly approved the compensation of our named executive officers, with approximately 79% of our shareholders present and entitled to vote at the meeting voting in favor of our compensation policies for our named executive officers. Given these results, the Compensation Committee has decided to retain our overall approach to executive compensation while continuing to evaluate our practices.

At the 2023 annual meeting of shareholders, our shareholders indicated a preference for an annual shareholder advisory vote on the compensation of our named executive officers. Consistent with the results of the shareholder vote, we intend to hold a shareholder advisory vote on executive compensation every year until the next vote on the frequency of shareholder advisory votes on executive compensation. We are required to hold a “say on frequency” vote at least every six years regarding how often to hold a shareholder advisory vote on the compensation of our named executive officers.

Clawback Policy

We maintain a clawback policy for compliance with the Nasdaq listing standards and Section 10D of the Exchange Act. This clawback policy applies to current and former executive officers in the event that the Company is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under securities laws; misconduct on the part of the executive is not required. Under this clawback policy, we are required to recoup incentive-based compensation (as that term is defined in Section 10D of the Exchange Act) erroneously received within the three completed fiscal years immediately preceding the date on which we are required to prepare an accounting restatement.

Our Corporate Governance Guidelines also sets forth a compensation recovery (“clawback”) policy with respect to our executive officers. Moreover, the terms of the performance-based stock option award granted to Elon Musk in January 2018 (the “2018 CEO Performance Award”) include a clawback provision in the event of a restatement of our financial statements previously filed with the SEC. See “Compensation Discussion and Analysis—Chief Executive Officer Compensation—2018 CEO Performance Award” under this Item 11 below.

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

In connection with the 2024 review of our compensation programs discussed in “Compensation Philosophy” above, the Compensation Committee increased Mr. Taneja’s base salary to reflect his promotion in August 2023 to the role of Chief Financial Officer. Mr. Zhu’s base salary decreased in 2024 as compared to 2023 due to certain geographic considerations that arose in 2023 when he was on assignment from Gigafactory Shanghai. The following table sets forth information regarding the annualized base salary rates at the end of 2024 for our named executive officers:

	Ending Fiscal 2024
Name	Base Salary($)(1)
Elon Musk	—	(2)
Vaibhav Taneja	400,000
Tom Zhu	350,000
Andrew Baglino	—	(3)

(1)	Reflects an annualized rate assuming 52 weeks each comprised of five work days. Mr. Taneja’s base salary was adjusted in October 2024.

(2)	Mr. Musk historically earned a base salary that reflected the applicable minimum wage requirements under California law, and he was subject to income taxes based on such base salary. However, he has never accepted his salary. Commencing in May 2019 at Mr. Musk’s request, we eliminated altogether the earning and accrual of this base salary.

(3)	Mr. Baglino departed Tesla in April 2024. His annualized base salary rate at his time of departure was $300,000.

Equity-Based Incentives

Our equity award program is the primary vehicle for offering long-term incentives to our named executive officers. The equity awards we have historically granted and currently grant are options to purchase shares of our common stock and restricted stock unit awards that are settled in shares of our common stock upon vesting. We have granted to our named executive officers both awards that vest over a long-term period and awards that vest only upon the achievement of specified Tesla performance milestones, in each case subject to continued service. We emphasize the grant of stock option awards for our named executive officers, which have value only to the extent, if any, that our stock price increases following their grant. Accordingly, since 2020, equity awards granted to our named executive officers have primarily been in the form of stock options: Mr. Zhu, our Senior Vice President, APAC, received 100% of his equity award as stock options upon his promotion to such role in 2023, and Mr. Taneja, our Chief Financial Officer, received approximately 80% of his equity award as stock options in 2024, following the 2024 review of our compensation programs discussed in “Compensation Philosophy” above and in consideration of his promotion in August 2023 to the role of Chief Financial Officer. As a result, a significant portion of our named executive officers’ total compensation is entirely at risk, depending on long-term stock price performance.

While we strive to offer a total level of compensation that is competitive within specific roles and geographical markets, we do not have a rigid set of criteria for granting equity awards; instead, the Compensation Committee exercises its judgment and discretion, in consultation with our Chief Executive Officer and from time to time, a compensation consultant (other than with respect to decisions pertaining to the Chief Executive Officer’s compensation). To determine the form and amount of equity awards previously granted to named executive officers, the Compensation Committee considers, among other things, the role and responsibility of the named executive officer, competitive market factors, equity awards previously granted to the named executive officer, the impact of any dramatic changes in our stock price over a short period of time and the cash-based compensation received by the named executive officer. We generally grant one-time new hire equity awards to our employees, including executives, upon their commencement of employment with us, or upon their promotion to a new position. Additionally, as part of our ongoing executive compensation review and alignment process, we have periodically granted additional equity awards to our executives.

The Compensation Committee granted an equity award to Mr. Taneja in October 2024, following the 2024 review of our compensation programs discussed in “Compensation Philosophy” above and considering his promotion in August 2023 to the role of Chief Financial Officer. Approximately 80% of Mr. Taneja’s equity award was granted as stock options and 20% of the award was granted as restricted stock units. See “Grants of Plan-Based Awards in 2024” and “Executive Compensation— Outstanding Equity Awards at 2024 Fiscal Year-End” under this Item 11 below for a description of the equity awards granted to Mr. Taneja. The Compensation Committee did not grant any equity awards in 2024 to our other named executive officers, including our Chief Executive Officer.

The Compensation Committee meets periodically, including to approve equity award grants to our executives from time to time. We do not have, nor do we plan to establish, any program, plan or practice to time equity award grants in coordination with releasing material non-public information, and the Compensation Committee does not take material non-public information into account when determining the timing and terms of equity awards. Tesla has not timed the disclosure of material non-public information to affect the value of executive compensation. During 2024, there were no stock options granted to any named executive officer within four business days preceding, or within one business day after, the filing of any report on Forms 10-K, 10-Q or 8-K that discloses material non-public information.

Severance and Change in Control Benefits

No named executive officer has a severance or change in control arrangement with Tesla.

Bonus

We do not currently have or have planned, and historically we have rarely entered into, any specific arrangements with our named executive officers providing for cash-based bonus awards.

Non-Equity Incentive Plan Compensation

We did not provide any non-equity incentive plan compensation to any of our named executive officers in 2024, and we do not currently have or have planned any specific arrangements with our named executive officers providing for non-equity incentive plan compensation.

Perquisites

Generally, we do not provide any perquisites or other personal benefits to our named executive officers which are not offered on a non-discriminatory basis to all employees as well.

Health and Welfare Benefits

We provide the following benefits to our named executive officers on the same basis provided to all of our employees:

•	medical insurance including comprehensive transgender and fertility coverage, mental health, dental and vision;

•	adoption and surrogacy benefits;

•	confidential Employee Assistance Program counseling;

•	life insurance and accidental death and dismemberment insurance;

•	a Section 401(k) plan where Tesla will provide a company match equal to 50% of the employee’s contribution, up to a maximum of 3% of the employee’s eligible compensation with a $3,000 annual cap;

•	an employee stock purchase plan;

•	short-and long-term disability insurance;

•	medical and dependent care flexible spending account; and

•	a health savings account.

Chief Executive Officer Compensation

Overview

Historically, in developing compensation recommendations for our Chief Executive Officer, the Compensation Committee has sought both to appropriately reward our Chief Executive Officer’s previous and current contributions and to create incentives for our Chief Executive Officer to continue to contribute significantly to successful results in the future. Each of the 2018 CEO Performance Award and the performance-based stock option award granted to our Chief Executive Officer in August 2012 (the “2012 CEO Performance Award”) was focused on this latter objective, as it solely rewards future performance.

In addition to serving as our Chief Executive Officer since October 2008, Elon Musk has contributed significantly and actively to us since our earliest days in April 2004 by recruiting executives and engineers, contributing to vehicle engineering and design, raising capital for us, bringing investors to us and raising our public awareness.

Cash Compensation

Mr. Musk historically earned a base salary that reflected the applicable minimum wage requirements under California law, and he was subject to income taxes based on such base salary. However, he has never accepted his salary. Commencing in May 2019 at Mr. Musk’s request, we eliminated altogether the earning and accrual of this base salary.

Historical Equity Compensation

Prior to the stock option awards granted in December 2009, Mr. Musk did not receive any equity compensation for his services for a period of five years.

In 2010 and 2011, Mr. Musk did not receive any equity grants, because the Compensation Committee believed his grants made in December 2009 already provided sufficient motivation for Mr. Musk to perform his duties as Chief Executive Officer.

In August 2012, to create incentives for continued long-term success from the then-recently launched Model S program as well as from Tesla’s then-planned Model X and Model 3 programs, and to further align executive compensation with increases in shareholder value, the Board granted to Mr. Musk the 2012 CEO Performance Award, comprised of a stock option award to purchase 79,123,515 shares (as adjusted for the 2020 Stock Split and 2022 Stock Split) of Tesla’s common stock, representing 5% of Tesla’s total issued and outstanding shares at the time of grant. The 2012 CEO Performance Award consisted of 10 equal vesting tranches, each requiring that Tesla meet a combination of (i) the achievement of a specified operational milestone relating to development of Model X or Model 3, aggregate vehicle production or a gross margin target, and (ii) a sustained incremental $4 billion increase in Tesla’s market capitalization from $3.2 billion, Tesla’s market capitalization at the time of grant. Prior to its expiration in 2022, the market capitalization conditions for all of the 10 vesting tranches and nine of the 10 operational milestones had been achieved, and nine of 10 tranches under the 2012 CEO Performance Award vested.

Prior to 2018, the only additional equity awards received by Mr. Musk related to certain immaterial awards granted during 2013 pursuant to a patent incentive program that was available to our employees generally.

2018 CEO Performance Award

Early in 2017, with the 2012 CEO Performance Award heading to substantial completion after having helped Tesla grow its market capitalization to over $55 billion in just over five years, the independent members of the Board began preliminary discussions regarding how to continue to incentivize Mr. Musk to lead Tesla through the next phase of its development. In January 2018, following more than six months of careful analysis and development led by the Compensation Committee, with participation by every independent Board member, the help of Compensia and engagement with and feedback from our largest institutional shareholders, the Board granted the 2018 CEO Performance Award to Mr. Musk. Such grant was subject to approval by a majority of the total votes of Tesla common stock not owned by Mr. Musk or Kimbal Musk cast at a meeting of the shareholders to approve the 2018 CEO Performance Award. On March 21, 2018, such approval was obtained, with approximately 73% of the votes cast by such disinterested shares voting in favor of the 2018 CEO Performance Award.

The 2018 CEO Performance Award was comprised of a 10-year maximum term stock option to purchase 303,960,630 shares (as adjusted for the 2020 Stock Split and 2022 Stock Split) of Tesla’s common stock, divided equally among 12 separate tranches that were each equivalent to 1% of the issued and outstanding shares of Tesla’s common stock at the time of grant, at an exercise price of $23.34 per share (as adjusted for the 2020 Stock Split and 2022 Stock Split). Each of the 12 tranches of the 2018 CEO Performance Award vested upon certification by the Board that both (i) the market capitalization milestone for such tranche, which began at $100 billion for the first tranche and increased by increments of $50 billion thereafter and (ii) any one of the following eight operational milestones focused on revenue or eight operational milestones focused on profitability, was met:

Total Revenue*	Adjusted EBITDA**
(in billions)	(in billions)
$20.0	$1.5
$35.0	$3.0
$55.0	$4.5
$75.0	$6.0
$100.0	$8.0
$125.0	$10.0
$150.0	$12.0
$175.0	$14.0

*            “Revenue” means total revenues as reported in Tesla’s financial statements on Forms 10-Q or 10-K filed with the SEC for the previous four consecutive fiscal quarters.

**          “Adjusted EBITDA” means (i) net income (loss) attributable to common shareholders before (ii) interest expense, (iii) (benefit) provision for income taxes, (iv) depreciation and amortization, and (v) stock-based compensation, as each such item is reported in Tesla’s financial statements on Forms 10-Q or 10-K filed with the SEC for the previous four consecutive fiscal quarters.

Any single operational milestone could only satisfy the vesting requirement of one tranche, together with the corresponding market capitalization milestone. Subject to any applicable clawback provisions, policies or other forfeiture terms, once a milestone was achieved, it was forever deemed achieved for purposes of determining the vesting of a tranche. Meeting more than 12 of the 16 operational milestones does not result in any additional vesting or other compensation to Mr. Musk under the 2018 CEO Performance Award. Except in a change in control situation, measurement of the market capitalization milestones was based on both (i) a six calendar month trailing average of Tesla’s stock price as well as (ii) a 30 calendar day trailing average of Tesla’s stock price, in each case based on trading days only. Upon the consummation of certain acquisitions or split-up, spin-off or divestiture transactions, each then-unachieved market capitalization milestone and/or operational milestone would have been adjusted to offset the impact of such transactions to the extent they had been considered material to the achievement of those milestones.

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

In addition, Mr. Musk was required to continue leading Tesla as our Chief Executive Officer or, alternatively, as our Chief Product Officer and Executive Chairman (with any other Chief Executive Officer reporting directly to him), at the time each milestone is met in order for the corresponding tranche to vest. With limited exceptions, Mr. Musk must hold any shares that he acquires upon exercise of the 2018 CEO Performance Award for at least five years post-exercise. There would have been no acceleration of vesting of the 2018 CEO Performance award upon Mr. Musk’s termination, death or disability or a change in control of Tesla. However, in a change in control situation, the achievement of the milestones would have been based solely on the market capitalization milestones, with the measurement of Tesla’s market capitalization determined by the product of the total number of outstanding shares of Tesla common stock immediately before the change in control multiplied by the greater of the last closing price of a share of Tesla common stock before the effective time of the change in control or the per share price (plus the per share value of any other consideration) received by Tesla’s shareholders in the change in control.

In the event of a restatement of Tesla’s financial statements previously filed with the SEC, if a lesser portion of the 2018 CEO Performance Award would have vested based on the restated financial results, then Tesla will require forfeiture (or repayment, as applicable) of the portion of the 2018 CEO Performance Award that would not have vested based on the restated financial results (less any amounts Mr. Musk may have paid to Tesla in exercising any forfeited awards). The 2018 CEO Performance Award is subject, if more stringent than the foregoing, to any current or future Tesla clawback policy applicable to equity awards, provided that the policy does not discriminate solely against Mr. Musk except as required by applicable law.

As of the date of this filing, all of the milestones have been achieved and certified by our Board. Consequently, all 12 of the 12 tranches under the 2018 CEO Performance Award, corresponding to options to purchase an aggregate 303,960,630 shares of Tesla’s common stock, have vested and become exercisable, subject to Mr. Musk’s payment of the exercise price of $23.34 per share and the minimum five-year holding period generally applicable to any shares he acquires upon exercise.

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

In addition, we are required to report in “2024 Option Exercises and Stock Vested” under this Item 11 below an amount for the “value realized” upon: (i) any exercise by Mr. Musk of a stock option, which is based on the difference between the market price of the underlying shares at the time of exercise and the exercise price of the stock option, and (ii) any vesting of a restricted stock unit award, based on the market price of the award at the time of vesting. Such amount is required to be reported even if Mr. Musk does not actually receive any cash from such exercise or vesting, either because he does not also sell any shares or because he sells only a number of shares sufficient to cover the related tax liabilities resulting from the exercise or vesting.

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

To supplement the disclosures in “Summary Compensation Table,” “Pay Ratio Disclosure” and “2024 Option Exercises and Stock Vested” under this Item 11 below, we have included the following table, which shows the total realized compensation of Mr. Musk for the last three fiscal years, as well as the ratio of Mr. Musk’s realized compensation to the median of the annual total compensation of all other Tesla employees qualifying for this analysis as reported under “Pay Ratio Disclosure.” Realized compensation is not a substitute for reported compensation in evaluating our compensation structure, but we believe that realized compensation is an important factor in understanding that the value of compensation that Mr. Musk ultimately realizes is dependent on a number of additional factors, including: (i) the vesting of certain of his option awards only upon the successful achievement of a number of market capitalization increase and operational milestone targets; (ii) the fact that Mr. Musk does not receive any cash if he does not actually sell shares and thereby reduce his investment in us, and he does not receive any cash to the extent that he sells only shares sufficient to cover income taxes with respect to his awards (including stock options exercised solely to avoid their expiration in accordance with their terms); and (iii) the then-current market value of our common stock at the times at which Mr. Musk may elect to actually sell his shares.

				Median Annual Total		Ratio of Total CEO
		“Value Realized on Exercise		Compensation of all		Realized
	“Total Compensation” of	or Vesting of Awards” of		Qualifying Non-CEO		Compensation to
	CEO,	CEO, as		Employees,		Median Annual
	as Reported in Summary	Reported in Option Exercises		as reported in Pay	Total CEO	Total
	Compensation Table	and Stock Vested Table		Ratio Disclosure	Realized	Compensation of
	Below	Below		Section Below	Compensation	all Qualifying Non-CEO
Year	($)	($)		($)	($)(1)	Employees
2024	—	—		57,243	—	0.00:1
2023	—	1,861,335	(2)	45,811	—	0.00:1
2022	—	—		34,084	—	0.00:1

(1)	“Total CEO realized compensation” for a given year is defined as (i) the amounts reported for Mr. Musk in “Summary Compensation Table” under this Item 11 below under the columns “Salary,” “Bonus,” “Non-Equity Incentive Plan Compensation” and “All Other Compensation,” plus (ii) with respect to any stock option exercised by Mr. Musk in such year in connection with which shares of stock were also sold other than to satisfy any resulting tax liability, the difference between the market price of such shares at the time of exercise and the applicable exercise price of the option, plus (iii) with respect to any restricted stock unit vested by Mr. Musk in such year in connection with which shares of stock were also sold other than automatic sales to satisfy any withholding obligations related to such vesting, the market price of such shares at the time of vesting, plus (iv) any cash actually received by Mr. Musk in respect of any shares sold to cover tax liabilities as described in (ii) and (iii) above, following the payment of such tax liabilities.

(2)	Reflects the exercise of vested stock options granted as part of a company-wide patent incentive program, and which were scheduled to expire in 2023. Mr. Musk paid the exercise price and applicable taxes in cash, and did not sell any of the resulting shares.

Tax and Accounting Considerations

Sections 280G and 409A. We have not provided or committed to provide any executive officer or director with a gross-up or other reimbursement for tax amounts the executive might pay pursuant to Section 280G or Section 409A of the Internal Revenue Code (the “Tax Code”). Section 280G and related Tax Code sections provide that executive officers, directors who hold significant shareholder interests and certain other service providers could be subject to significant additional excise taxes if they receive payments or benefits in connection with a change in control of Tesla that exceeds certain limits, and that we or our successor could lose a deduction on the amounts subject to the additional tax. Section 409A also imposes additional significant taxes on the individual in the event that an executive officer, director or service provider of certain types receives “deferred compensation” that does not meet the requirements of Section 409A.

Tax Deduction Limit. Section 162(m) of the Tax Code generally disallows a tax deduction to public corporations for compensation greater than $1,000,000 paid in any fiscal year to certain executive officers. The Compensation Committee has not adopted a formal policy regarding tax deductibility of compensation paid to our executive officers and reserves the right to pay compensation that may not be deductible to Tesla if it determines that doing so would be in the best interests of Tesla.

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

Other Information

On June 4, 2018, a Tesla shareholder filed a shareholder derivative complaint in the Delaware Court of Chancery against Mr. Musk and certain current and former Tesla directors in connection with the Tesla Board’s approval of the 2018 CEO Performance Award. On January 30, 2024, the Court issued a post-trial opinion that granted the plaintiff’s request that the 2018 CEO Performance Award be fully rescinded. In addition, following the recommendation of a special committee of the Board, the Board (with Mr. Musk and Kimbal Musk recusing themselves) determined that the ratification of the 2018 CEO Performance Award was in the best interests of the Company and its shareholders, approved the ratification (the “Ratification”) of the 2018 Performance Award, directed that the Ratification be submitted to the shareholders at the 2024 annual meeting, and recommended that shareholders approve the Ratification. The Ratification was approved by the shareholders at the 2024 annual meeting. Following the Ratification, Tesla requested that the Delaware Court revise its decision to rescind the 2018 CEO Performance Award. On December 2, 2024, the Delaware Court rejected the request to revise its decision. On December 13, 2024, the Delaware Court entered a final judgment rescinding the 2018 CEO Performance Award. Tesla is appealing the Delaware Court’s decision to not recognize the Ratification, its decision to reject the request to revise its decision, and its judgment rescinding the 2018 CEO Performance Award. The current and former Tesla directors are also appealing the Delaware Court’s post-trial decision.

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

Respectfully submitted by the members of the Compensation Committee of the Board

Ira Ehrenpreis (Chair)
Robyn Denholm
Kathleen Wilson-Thompson

This report of the Compensation Committee is required by the SEC and, in accordance with the SEC’s rules, will not be deemed to be part of or incorporated by reference by any general statement incorporating by reference the Original Form 10-K or this Amendment into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed “soliciting material” or “filed” under either the Securities Act or the Exchange Act.

Summary Compensation Table

The following table presents information concerning the total compensation of our named executive officers for each of the last three fiscal years. No disclosure is provided for fiscal years for which those persons were not named executive officers.

									Non-Equity
					Stock		Option		Incentive Plan	All Other
		Salary		Bonus	Awards		Awards		Compensation	Compensation		Total
Name and Principal Position	Year	($)		($)	($)(1)		($)(2)		($)	($)		($)
Elon Musk	2024	—		—	—		—		—	—		—
Technoking of Tesla and	2023	—		—	—		—		—	—		—
Chief Executive Officer	2022	—		—	—		—		—	—		—
Vaibhav Taneja	2024	303,846		—	26,136,809	(3)	113,029,280	(3)	—	3,000	(4)	139,472,935
Chief Financial Officer	2023	275,000		—	—		—		—	3,000		278,000
Tom Zhu	2024	350,000		—	—		—		—	168,250	(5)	518,250
SVP, APAC	2023	381,009		—	—		31,641,961		—	545,868		32,568,838
Andrew Baglino	2024	121,620	(6)	—	—		—		—	3,000	(4)	124,620
Former SVP, Powertrain and	2023	300,000		—	—		—		—	3,000		303,000
Energy Engineering	2022	300,000		—	—		—		—	3,000		303,000

(1)	This column reflects the aggregate grant date fair value computed in accordance with ASC Topic 718 of the restricted stock units granted to the named executive officers. The assumptions used in the valuation of these awards are set forth in Note 12, Equity Incentive Plans, to the consolidated financial statements included in the Original Form 10-K. These amounts do not necessarily correspond to the actual value that may be recognized by the named executive officers, which depends, among other things, on the market value of our common stock appreciating from that on the grant date(s) of the restricted stock units.
(2)	This column reflects the aggregate grant date fair value computed in accordance with ASC Topic 718 of the options to purchase shares of our common stock granted to the named executive officers. The assumptions used in the valuation of these awards are set forth in Note 12, Equity Incentive Plans, to the consolidated financial statements included in the Original Form 10-K. These amounts do not necessarily correspond to the actual value that may be recognized by the named executive officers, which depends, among other things, on the market value of our common stock appreciating from that on the grant date(s) of the option(s).
(3)	Award granted following the 2024 review of our compensation programs discussed in “Compensation Philosophy” and “Equity-Based Incentives” above.
(4)	Reflects matching contributions made under the Tesla 401(k) Plan based on each of the named executive officer’s fiscal 2024 contributions.
(5)	All Other Compensation consists of $165,250 for tax assistance reimbursement payments for 2024 taxes (such payments were made in Chinese yuan and converted to U.S. dollars based on the then prevailing Chinese yuan/U.S. dollar exchange rate on each applicable payment date, which was approximately 0.14) and $3,000 to reflect matching contributions made under the Tesla 401(k) Plan based on Mr. Zhu’s fiscal 2024 contributions.
(6)	Reflects base salary received by Mr. Baglino prior to his departure from Tesla in April 2024.

Grants of Plan-Based Awards in 2024

The following table presents information concerning each grant of an award made to a named executive officer in fiscal 2024 under any plan.

			Estimated	Estimated
			Future	Future
			Payouts	Payouts
			Under	Under	All Other	All Other
			Non-Equity	Equity	Stock	Option	Exercise or		Grant
			Incentive	Incentive	Awards:	Awards:	Base		Date Fair
			Plan Awards	Plan Awards	Number of	Number of	Price	Closing	Value/
			Threshold	Threshold	Shares of	Securities	of Option	Market	Incremental
			Target	Target	Stock or	Underlying	Awards	Price	Fair
Name	Grant Date(1)		Maximum	Maximum	Units	Options	($/sh)	(if different)	value
Vaibhav Taneja	10/31/2024	(2)				1,600	$249.85		$192,086
	10/31/2024	(2)				939,887	$249.85		$112,837,194
	10/31/2024	(2)			104,610				$26,136,809

(1)	The vesting schedule applicable to each outstanding award is set forth in “Executive Compensation— Outstanding Equity Awards at 2024 Fiscal Year-End” below.

(2)	Mr. Taneja received approximately 80% of his equity award in the form of stock options and 20% of his equity award in the form of restricted stock units in 2024. The award was granted following the 2024 review of our compensation programs discussed in “Compensation Philosophy” and “Equity-Based Incentives” above.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table presents information concerning unexercised options and unvested restricted stock unit awards for each named executive officer outstanding as of the end of fiscal 2024.

			Option Awards					Stock Awards
					Equity
					Incentive
					Plan
					Awards:			Number of	Market
			Number of	Number of	Number of			Shares or	Value of
			Securities	Securities	Securities			Units of	Shares or
			Underlying	Underlying	Underlying			Stock That	Units of Stock
			Unexercised	Unexercised	Unexercised	Option	Option	Have Not	That Have
			Options (#)	Options (#)	Unearned	Exercise	Expiration	Vested	Not Vested
Name	Grant Date		Exercisable	Unexercisable	Options (#)	Price ($)	Date	(#)	($)(1)
Elon Musk	3/21/2018	(2)	303,960,630	—	—	23.34	1/19/2028	—	—
Vaibhav Taneja	10/31/2024	(3)	19,614	921,873	—	249.85	10/31/2034	—	—
	10/31/2024	(4)	—	—	—	—	—	98,072	39,605,396
	10/19/2020	(5)	154,095	—	—	143.61	10/19/2030	—	—
	4/19/2019	(6)	764,245	—	—	18.22	4/19/2029	—	—
	10/16/2018	(7)	10,575	—	—	18.44	10/16/2028	—	—
	11/13/2017	(8)	13,860	—	—	21.03	11/13/2027	—	—
Tom Zhu	5/19/2023	(9)	141,275	197,785	—	180.14	05/19/2033	—	—
	10/19/2020	(5)	616,377	—	—	143.61	10/19/2030	—	—
	7/19/2019	(10)	373,760	—	—	17.22	7/19/2029	—	—
	4/19/2019	(11)	486,045	—	—	18.22	4/19/2029	—	—
	10/16/2018	(7)	155,100	—	—	18.44	10/16/2028	—	—
	8/20/2018	(12)	295,650	—	—	20.57	8/20/2028	—	—
Andrew Baglino (13)	—		—	—	—	—	—	—	—

(1)	The market value of unvested restricted stock units is calculated by multiplying the number of unvested restricted stock units held by the applicable named executive officer by the closing price of our common stock on December 31, 2024, which was $403.84.

(2)	1/12th of the total number of shares subject to the option becomes vested and exercisable each time: (i) our market capitalization increases initially to $100.0 billion for the first tranche, and by an additional $50.0 billion for each tranche thereafter; and (ii) one of 16 specified operational milestones relating to total revenue or adjusted EBITDA (other than any operating milestone that previously counted towards the vesting of another tranche) is attained, subject to Mr. Musk’s continued service to us as either CEO or as both Executive Chairman and Chief Product Officer, with the CEO reporting to him, at each such vesting event. See “Compensation Discussion and Analysis—Chief Executive Officer Compensation—2018 CEO Performance Award” under this Item 11 above.

(3)	1/48th of the aggregate shares subject to the option became vested and exercisable on December 5, 2024, and 1/48th of the shares subject to the option became vested and exercisable each month thereafter, subject to the grantee’s continued service to us on each such vesting date.

(4)	1/16th of this award vested on December 5, 2024, and 1/16th this award vests every three months thereafter, subject to the grantee’s continued service to us on each such vesting date.

(5)	1/48th of the shares subject to the option became vested and exercisable on December 5, 2020, and 1/48th of the shares subject to the option became vested and exercisable every month thereafter.

(6)	1/8th of the shares subject to the option became vested and exercisable on September 13, 2019, and 1/48th of the shares subject to the option became vested and exercisable each month thereafter.

(7)	1/60th of the shares subject to the option became vested and exercisable on November 1, 2018, and 1/60th of the shares subject to the option became vested and exercisable each month thereafter.

(8)	1/24th of the shares subject to the option vested on November 13, 2017 and 1/48th of the shares subject to the option became vested and exercisable each month thereafter.

(9)	1/48th of the shares subject to the option became vested and exercisable on May 19, 2023, and 1/48th of the shares subject to the option became vested and exercisable each month thereafter, subject to the grantee’s continued service to us on each such vesting date.

(10)	1/60th of the shares subject to the option became vested and exercisable on July 24, 2019, and 1/60th of the shares subject to the option became vested and exercisable each month thereafter.

(11)	1/4th of the shares subject to the option each became vested and exercisable upon the Company’s achievement of certain performance objectives set forth in the option agreements.

(12)	With respect to 150,000 shares subject to the option, 1/48th of such shares became vested and exercisable upon the Company’s achievement of certain performance objectives set forth in the option agreements, and 1/48th of the shares became vested and exercisable on each monthly anniversary thereafter, and with respect to 225,000 shares subject to the option, 1/60th of such shares became vested and exercisable on August 20, 2018, and 1/60th of the shares became vested and exercisable each month thereafter.

(13)	Mr. Baglino departed Tesla in April 2024, which led to forfeitures of unvested awards.

2024 Option Exercises and Stock Vested

The following table presents information concerning each exercise of stock options and vesting of stock awards during fiscal 2024 for each of the named executive officers.

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares	Value Realized on
	Acquired on Exercise	Exercise	Acquired on Vesting	Vesting
Name	(#)	($)(1)	(#)	($)(2)
Vaibhav Taneja	35,000	9,653,338	6,538	2,415,726
Tom Zhu	—	—	7,899	1,542,701
Andrew Baglino(3)	1,162,362	98,688,029	—	—

(1)	Reflects the product of the number of shares of stock subject to the exercised option multiplied by the difference between the market price of our common stock at the time of exercise on the exercise date and the exercise price of the option.

(2)	Reflects the product of the number of shares of stock vested multiplied by the market price of our common stock on the vesting date.

(3)	Includes Mr. Baglino’s exercise, in connection with his departure from Tesla in April 2024, of all of his remaining vested options within the period required by the terms and conditions of the applicable award for post-termination exercise.

Potential Payments Upon Termination or Change in Control

We do not have an employment agreement for any specific term with any of our named executive officers. Moreover, we do not have any contract, agreement, plan or arrangement that would result in payments to a named executive officer at, following, or in connection with any termination of employment, including resignation, severance, retirement or a constructive termination of employment of a named executive officer, or a change in control of Tesla or a change in the named executive officer’s responsibilities.

Pay Ratio Disclosure

Tesla is committed to fair and competitive compensation for our employees. Moreover, Elon Musk, the Technoking of Tesla and our Chief Executive Officer, has agreed to a compensation arrangement in the 2018 CEO Performance Award that is substantially tied to the appreciation of our market capitalization. Because equity awards are generally made available to Tesla employees, this also means that Mr. Musk’s compensation is tied to the success of Tesla employees. We are providing a ratio of (i) Mr. Musk’s 2024 annual total compensation to (ii) the median of the 2024 annual total compensation of all applicable qualifying Tesla employees other than Mr. Musk, in each case calculated pursuant to the disclosure requirements of “Summary Compensation Table” above. As we continue our expansion, the median annual total compensation of our employees reflects differences in local compensation scales and practices.

Mr. Musk’s 2024 annual total compensation, as reported under “Summary Compensation Table,” was $0, and the median 2024 annual total compensation of all other qualifying employees, as determined pursuant to the methodology set forth below, was $57,243. Consequently, the applicable ratio of such amounts for 2024 was 0.00:1.

Our methodology for identifying the median of the 2024 annual total compensation for each individual other than Mr. Musk was as follows:

•	We selected December 31, 2024, which is within the last three months of 2024, as the date upon which we would identify the “median employee” because it enabled us to make such identification in a reasonably efficient and economical manner.

•	We determined that as of December 31, 2024, Tesla and all our subsidiaries had 126,507 individuals qualifying for this analysis (full-time, part-time and temporary employees other than Mr. Musk, subject to the following bullet), of which approximately 43% were based outside of the U.S. and approximately 37% were production line employees.

•	We did not include in the population of qualifying individuals any employees of staffing agencies whose compensation is determined by such agencies.

•	We applied the requirements and assumptions required for the table under “Summary Compensation Table” above for each of such individuals to calculate the total annual compensation, including base salary or wages, performance-based commission payments, and equity awards based on their grant date fair values.

•	We converted any payment earned or paid in a foreign currency to U.S. dollars using the average of the prevailing conversion rates for the month of December 2024.

•	We selected the median of all total annual compensation amounts calculated in accordance with the foregoing.

Employee Risks

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

Compensation of Directors

2024 Director Compensation Table

The following table provides information concerning the compensation paid by us to each of our non-employee directors who served during any part of fiscal year 2024. Elon Musk, who is a named executive officer, does not receive additional compensation for his services as a director.

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

Fees Earned or
	Paid in Cash	Option Awards	All Other	Total
Name	($)(1)	($)(2)(3)	Compensation	($)
Robyn Denholm	—	—	—	—
Ira Ehrenpreis	—	—	—	—
Joe Gebbia	—	—	—	—
James Murdoch	—	—	—	—
Kimbal Musk	—	—	—	—
JB Straubel	—	—	—	—
Kathleen Wilson-Thompson	—	—	—	—

(1)	Reflects cash compensation for service on the Board and/or its applicable committees pursuant to Tesla’s outside director compensation policy (the “Director Compensation Policy”) and/or for service as Chair of the Board as previously approved by the Board, as applicable. The earning and payment of cash retainer payments payable to outside directors may be waived in whole or part at the election of the director. All seven of the outside directors have requested that the Company eliminate the future payment of all of their cash retainer amounts for service on the Board unless the director notified otherwise.

(2)	As of December 31, 2024, the aggregate number of shares underlying option awards outstanding for each of our non-employee directors with such awards was:

Aggregate Number of
Shares Underlying
Name	Options Outstanding
Robyn Denholm(4)	1,020,220
Ira Ehrenpreis(4)	1,110,000
Joe Gebbia	—
James Murdoch(4)	1,020,000
Kimbal Musk(4)	326,750
JB Straubel	—
Kathleen Wilson-Thompson(4)	565,855

(3)	Reflects stock option grants for service on the Board or as members or chairs of Board committees that were automatically granted pursuant to the Director Compensation Policy. In June 2021, the Board unanimously adopted a resolution to forego any automatic grants of annual stock option awards under the Director Compensation Policy or otherwise previously approved by the Board (the “Board Stock Option Grants”) until July 2022 unless the Board earlier acts to amend the Director Compensation Policy or otherwise amends such resolution. In May 2022, the Board agreed to further forego the Board Stock Options Grants until the Board earlier acts to amend the Director Compensation Policy or otherwise amends such resolution. Under the Stipulation and Agreement of Compromise and Settlement (the “Detroit Settlement Agreement”) in connection with a derivative action brought by a purported Tesla stockholder regarding compensation awards granted to Tesla’s directors, other than Elon Musk, between 2017 and 2020, the Board will permanently forego the Board Stock Option Grants for 2021 and 2022, and the Board will not receive any compensation for Board service for 2021 and 2022. Ms. Denholm, Mr. Ehrenpreis, Kimbal Musk, Mr. Murdoch and Ms. Wilson-Thompson will also permanently forego any compensation for Board service for 2023. See “Other Information” below for additional information regarding the Detroit Settlement Agreement.

(4)	In connection with the Detroit Settlement Agreement, certain current or former directors have agreed to, among other things, return to Tesla certain unexercised options, totaling 1,957,861, that were awarded as compensation from 2017 to 2020 (the “Returned Options”). Tesla expects to implement the provisions of the Detroit Settlement Agreement in May 2025 by cancelling the Returned Options. Once the Returned Options are cancelled, the number of authorized shares under the Tesla, Inc. 2019 Equity Incentive Plan will be increased by the number of Returned Options. The Returned Options are included in this table.

Overview and Philosophy

The compensation program for Tesla’s non-employee directors is designed to be consistent with our compensation philosophy for our employees, with an emphasis on equity-based compensation over cash in order to align the value of their compensation with the market value of our stock, and consequently, with the long-term interests of our shareholders. Moreover, while we offer to our general employee population restricted stock units that will retain some value even if the market value of our stock decreases, the equity-based compensation to our directors has been exclusively in the form of stock options, which have zero initial value and accumulate value, if at all, only to the extent that our stock price increases following their grant, through the applicable vesting dates and until such stock options are ultimately exercised and the underlying shares are sold. The remaining portion of our directors’ compensation has consisted of cash retainer payments that are relatively modest compared to peer companies and that may be waived at the election of each director. Consequently, a large portion and in some cases, the entirety, of each of our non-employee directors’ compensation is entirely at risk, and fluctuating stock prices have at times resulted in 100% of the vested stock options then held by each of our non-employee directors being out-of-the-money.

In 2020 and 2021, the Compensation Committee reviewed the Director Compensation Policy with the aid of Compensia and in light of Tesla’s exceptional performance and commitment to at-risk director compensation in the form of annual stock option awards to ensure continued alignment of the interests of directors with those of Tesla’s shareholders. Following such review, the Compensation Committee recommended that the Board approve a resolution that all existing directors forego any automatic grants of annual stock option awards under the Director Compensation Policy or otherwise previously approved by the Board until July 2022 unless the Board earlier acts to amend the Director Compensation Policy or otherwise amends such resolution. In June 2021, the Board unanimously approved and adopted this resolution and in May 2022, the Board agreed to further forego the Board Stock Option Grants until the Board earlier acts to amend the Director Compensation Policy or otherwise amends such resolution. The Compensation Committee intends to make further recommendations with respect to the Board’s compensation program for directors, if any, who join the Board after the date of this resolution, as well as for future periods of service by existing directors, following further periodic reviews.

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

The Company disagrees with the amount of attorneys’ fees awarded by the court. On February 10, 2025, Tesla appealed the attorneys’ fee award amount to the Delaware Supreme Court. Tesla did not appeal the Delaware Court of Chancery’s approval of the underlying settlement. Also on February 10, 2025, a single shareholder appealed the approval of the settlement. This shareholder’s appeal does not seek to alter any material terms (e.g., financial contributions or the defendants’ obligations under the Detroit Settlement Agreement). The Delaware Court of Chancery had previously rejected this shareholder’s objections when approving the Detroit Settlement Agreement.

Because neither Tesla’s appeal nor the shareholder’s appeal seeks to vacate the Detroit Settlement Agreement or materially modify its terms, the Company expects to implement the provisions of the Detroit Settlement Agreement in May 2025 by cancelling the options requiring cancellation under its terms. The settlement is not expected to have an adverse impact on our results of operations, cash flows or financial position.

Pledging of Shares

The ability of our directors and executive officers to pledge Tesla stock for personal loans and investments is inherently related to their compensation due to our use of equity awards and promotion of long-termism and an ownership culture. Moreover, providing these individuals flexibility in financial planning without having to rely on the sale of shares aligns their interests with those of our shareholders.

In order to mitigate the risk of forced sales of pledged shares, the Board has a policy that limits pledging of Tesla stock by our directors and executive officers. Pursuant to this policy, directors and executive officers may pledge their stock (exclusive of options, warrants, restricted stock units or other rights to purchase stock) as collateral for loans and investments, provided that the maximum aggregate loan or investment amount collateralized by such pledged stock does not exceed, (i) with respect to our CEO, the lesser of $3.5 billion or twenty-five percent (25%) of the total value of the pledged stock, or (ii) with respect to our directors and officers other than our CEO, fifteen percent (15%) of the total value of the pledged stock.

Example: A director (other than our CEO) pledges 1,000 shares as collateral for a loan, and the current stock price is $800 per share. The director may borrow up to 15% of 1,000 x $800, or $120,000, against such shares. If the stock price later increases to $1,600 per share, the director may borrow up to an additional $120,000 against the pledged shares. If the director borrows the full allowable amount of $240,000 and the stock price then decreases to $1,200, the director must repay $60,000 to maintain compliance with the 15% limit under the pledging policy.

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Ownership of Securities” under Item 12 below for information regarding any shares pledged by our directors or executive officers as of December 31, 2024; however, such pledging does not indicate the extent to which there may be actual borrowings against such shares as of such date, which may be substantially less than the value of the shares pledged. As of December 31, 2024, based on written representations of our directors and executive officers to the Company, the aggregate loan or investment amount collateralized by our directors and executive officers’ pledged shares was less than 1% of the total value of the pledged shares.

We require our directors and executive officers to make written representations, at least annually, that he or she is in compliance with our pledging policy. If a director or executive officer wishes to take a loan collateralized by pledged stock, Tesla management works with the director or executive officer during the original loan approval, and subsequently monitors compliance with this policy by regularly reviewing and requesting updates from the applicable director or executive officer on his or her pledged stock amount and loan amount. If necessary, Tesla management will report to the Board or its committees the extent to which any officer or director has pledged shares of Company stock. We believe that this monitoring is effective and includes appropriate controls, and we have confirmed that each of our directors and executive officers who have pledged stock are and have been compliant with this policy since our last confirmation.

Compensation Committee Interlocks and Insider Participation

Robyn Denholm, Ira Ehrenpreis and Kathleen Wilson-Thompson served as members of the Compensation Committee during 2024. None of such persons is or was formerly an officer or an employee of Tesla. See “Certain Relationships and Related Person Transactions and Director Independence—Related Person Transactions” under Item 13 below for certain transactions involving Tesla in which members of the Compensation Committee may potentially be deemed to have an indirect interest.

During 2024, no interlocking relationships existed between any member of Tesla’s Board or Compensation Committee and any member of the board of directors or compensation committee of any other company.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes the number of securities underlying outstanding options, stock awards, warrants and rights granted to employees and directors, as well as the number of securities remaining available for future issuance, under Tesla’s equity compensation awards as of December 31, 2024.

(c)
Number of securities
	(a)			remaining available for
	Number of securities		(b)	future issuance under
	to be issued upon		Weighted-average	equity compensation
	exercise of outstanding		exercise price of	plans (excluding
	options, warrants and		outstanding options,	securities reflected in
	rights		warrants and rights	column (a))
Plan category	(#)(1)		($)(2)	(#)
Equity compensation plans approved by security holders	363,183,229		40.41	208,528,520	(3)
Equity compensation plans not approved by security holders	12,525	(4)	33.24	—
Total	363,195,754		40.41	208,528,520

(1)	Consists of options to purchase shares of our common stock, including the 2018 CEO Performance Award, and restricted stock unit awards representing the right to acquire shares of our common stock.

(2)	The weighted average exercise price is calculated based solely on the outstanding stock options. It does not take into account the shares issuable upon vesting of outstanding restricted stock unit awards, which have no exercise price.

(3)	Consists of 112,985,272 shares remaining available for issuance under the Tesla, Inc. 2019 Equity Incentive Plan, and 95,543,248 shares remaining available for issuance under the Tesla, Inc. 2019 Employee Stock Purchase Plan.

(4)	Consists of outstanding stock options and restricted stock unit awards that were assumed in connection with acquisitions. No additional awards may be granted under the plans pursuant to which such awards were initially granted.

Ownership of Securities

The following table sets forth certain information regarding the beneficial ownership of Tesla’s common stock, as of December 31, 2024, for the following:

•	each person (or group of affiliated persons) who is known by us to beneficially own 5% of the outstanding shares of our common stock;

•	each of our non-employee directors;

•	each of our current executive officers named in the Summary Compensation Table in Item 11 above; and

•	all current directors and executive officers of Tesla as a group.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options or other convertible securities held by that person or entity that are currently exercisable or exercisable within 60 days of December 31, 2024. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Applicable percentage ownership is based on 3,216,138,890 shares of Tesla’s common stock outstanding at December 31, 2024.

Unless otherwise indicated, all persons named below can be reached at Tesla, Inc., 1 Tesla Road, Austin, Texas 78725.

		Percentage
	Shares	of Shares
	Beneficially	Beneficially
Beneficial Owner Name	Owned	Owned
5% Shareholders
Elon Musk(1)	714,754,706	20.3%
The Vanguard Group(2)	229,805,491	7.1%
Blackrock, Inc.(3)	188,797,465	5.9%
Named Executive Officers & Directors
Elon Musk(1)	714,754,706	20.3%
Vaibhav Taneja(4)	1,110,701	*
Tom Zhu(5)	2,156,889	*
Andrew Baglino(6)	31,230	*
Robyn Denholm(7)	1,105,220	*
Ira Ehrenpreis(8)	1,681,005	*
Joe Gebbia	111	*
James Murdoch(9)	1,427,295	*
Kimbal Musk(10)	1,864,970	*
JB Straubel	0	*
Kathleen Wilson-Thompson(11)	571,255	*
All current executive officers and directors as a group (10 persons)(12)	724,672,152	20.5%

*            Represents beneficial ownership of less than 1%.

(1)	Includes (i) 410,794,076 shares held of record by the Elon Musk Revocable Trust dated July 22, 2003 and (ii) 303,960,630 shares issuable to Mr. Musk upon exercise of options exercisable within 60 days after December 31, 2024. Includes 235,998,721 shares pledged as collateral to secure certain personal indebtedness.

(2)	Includes shares beneficially owned by The Vanguard Group, of which The Vanguard Group has shared voting power over 3,719,744 shares, sole dispositive power over 217,847,966 shares and shared dispositive power over 11,957,525 shares. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355. The foregoing information is based solely on Schedule 13G of The Vanguard Group filed on February 13, 2024, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(3)	Includes shares beneficially owned by BlackRock, Inc., of which Blackrock, Inc. has sole voting power over 169,527,462 shares and sole dispositive power over 188,797,465 shares. The address for Blackrock, Inc. is 50 Hudson Yards, New York, NY 10001. The foregoing information is based solely on Schedule 13G of Blackrock, Inc. filed on January 29, 2024, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(4)	Includes (i) 86,000 shares held by a grantor retained annuity trust, (ii) 1,001,617 shares issuable upon exercise of options exercisable within 60 days after December 31, 2024 and (iii) 119 employee stock purchase plan shares acquired within 60 days after December 31, 2024.

(5)	Includes 2,089,398 shares issuable upon exercise of options exercisable within 60 days after December 31, 2024.

(6)	Mr. Baglino departed Tesla in April 2024. This beneficial ownership information is partially based on his most recent Form 4, which was filed on April 3, 2024.

(7)	Includes 1,020,220 shares issuable upon exercise of options exercisable within 60 days after December 31, 2024.

(8)	Includes 1,110,000 shares issuable upon exercise of options exercisable within 60 days after December 31, 2024.

(9)	Includes (i) 250,020 shares held by JRM Revocable Trust, (ii) 157,275 shares held by the Seven Hills Trust and (ii) 1,020,000 shares issuable upon exercise of options exercisable within 60 days after December 31, 2024.

(10)	Includes 326,750 shares issuable upon exercise of options exercisable within 60 days after December 31, 2024. Includes 1,538,220 shares pledged as collateral to secure certain personal indebtedness.

(11)	Includes 565,855 shares issuable upon exercise of options exercisable within 60 days after December 31, 2024.

(12)	Includes 311,094,470 shares issuable upon exercise of options held by our current executive officers and directors within 60 days after December 31, 2024 and 119 employee stock purchase plan shares acquired within 60 days after December 31, 2024.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review of Related Person Transactions

In accordance with the charter for the Audit Committee of the Board and our written Policies and Procedures with Respect to Related Person Transactions (“RPT Policy”), our Audit Committee reviews and approves any related person transactions.

For purposes of these procedures, “related person” and “transaction” have the meanings contained in Item 404 of Regulation S-K.

Under the RPT Policy, the Audit Committee must review and approve all transactions in which (i) Tesla or one of its subsidiaries is a participant, (ii) the amount involved exceeds $120,000 and (iii) a related person has a direct or indirect material interest, other than transactions available to all Tesla employees generally.

In assessing a related person transaction brought before it for approval the Audit Committee considers, among other factors, whether the related person transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. The Audit Committee may then approve or disapprove the transaction in its discretion, or may request additional information.

Related person transactions will be disclosed in the applicable SEC filing as required by the rules of the SEC.

Related Person Transactions

Elon Musk is an executive officer, director and/or significant shareholder of SpaceX, X, xAI and TBC. In March 2025, xAI and X effected a transaction under which xAI and X became wholly-owned subsidiaries of a new parent company named X.AI Holdings Corp.

SpaceX is party to certain commercial, licensing and support agreements with Tesla. Under these agreements, SpaceX incurred expenses of approximately $2.4 million in 2024 and approximately $0.1 million through February 2025.

Since April 2016, SpaceX has invoiced Tesla for our use of an aircraft owned and operated by SpaceX at rates determined by Tesla and SpaceX, subject to rules of the Federal Aviation Administration governing such arrangements. Tesla incurred expenses of approximately $0.8 million in 2024 and approximately $0.04 million through February 2025.

X is party to certain commercial, consulting and support agreements with Tesla. Under these agreements, Tesla incurred expenses of approximately $0.1 million in 2024. As part of a multi-platform advertising campaign, Tesla also directly or indirectly purchased advertising on X, which totaled approximately $0.4 million in 2024 and approximately $0.01 million through February 2025.

xAI is party to certain commercial (including those for the purchase of Megapacks), consulting and support agreements with Tesla. Under these agreements, xAI incurred expenses of approximately $198.3 million in 2024 and approximately $36.9 million through February 2025. Approximately $191.0 million during 2024 and $36.8 million through February 2025 was incurred by xAI for its purchase of our Megapack products.

TBC is party to commercial agreements with Tesla. Under these agreements, Tesla incurred expenses of approximately $3.6 million in 2024 and approximately $0.8 million through February 2025.

We are party to a service agreement with a security company, owned by Elon Musk and organized to provide security services concerning him, including in connection with his duties to and work for Tesla. Tesla incurred expenses of approximately $2.8 million for such security services in 2024 and approximately $0.5 million through February 2025, representing a portion of the total cost of security services concerning Elon Musk.

JB Straubel is the Chief Executive Officer of Redwood. Tesla is party to an agreement with Redwood to supply certain scrap materials. Under this agreement, Redwood incurred expenses of approximately $30.3 million in 2024 and approximately $0.6 million through February 2025.

Kimbal Musk is the Chief Executive Officer of Nova Sky Stories. In 2024, we entered into a commercial agreement with Nova Sky Stories in relation to the production of an aerial show. Under this agreement, Tesla incurred expenses of approximately $0.3 million in 2024.

Other Transactions

Tesla periodically does business with certain entities its directors are affiliated with. Such transactions are done on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances.

In the ordinary course of business, we enter into offer letters with our executive officers. We have also entered into indemnification agreements with each of our directors and officers. The indemnification agreements and our certificate of formation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by applicable law. In relation to our CEO’s exercise of stock options and sale of common stock from the 2012 CEO Performance Award, Tesla withheld the appropriate amount of taxes. However, given the significant amounts involved, our CEO entered into an indemnification agreement with us in November 2021 to indemnify the Company for additional taxes owed, if any.

Director Independence

The Board periodically assesses, with the recommendation of the Nominating and Corporate Governance Committee, the independence of its members as defined in the listing standards of Nasdaq and applicable law. The Board undertook an analysis for each director and director nominee and considered all relevant facts and circumstances, including the director’s other commercial, accounting, legal, banking, consulting, charitable and familial relationships. The Board determined that with respect to each of its current members and director nominees, other than Elon Musk, who is our Chief Executive Officer, and Kimbal Musk, who is Elon Musk’s brother, there are no disqualifying factors with respect to director independence enumerated in the listing standards of Nasdaq or any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each such member is an “independent director” as defined in the listing standards of Nasdaq and applicable laws.

In particular, the Board reviewed the following considerations:

•	Ira Ehrenpreis, Joe Gebbia, James Murdoch, Elon Musk, Kimbal Musk and JB Straubel and/or investment funds affiliated with them, have made minority investments in certain companies or investment funds (i) of which other Tesla directors are founders, significant shareholders, directors, officers, or managers, and/or (ii) with which Tesla has had certain relationships, such as those set forth in “Related Person Transactions” under this Item 13 above. The Board concluded that none of these investments are material so as to impede the exercise of independent judgment by any of Messrs. Ehrenpreis, Gebbia, Murdoch or Straubel.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Fees and Services

The following table presents fees billed for professional audit services and other services rendered to Tesla by PricewaterhouseCoopers LLP for the years ended December 31, 2023 and 2024. The dollar amounts in the table and accompanying footnotes are in thousands.

	2023	2024
Audit Fees (1)	$17,365	$15,634
Audit-Related Fees(2)	42	54
Tax Fees (3)	2,579	2,154
All Other Fees (4)	269	81

Total	$20,255	$17,923

(1)	Audit Fees consist of fees for professional services rendered for the audit of Tesla’s consolidated financial statements included in Tesla’s Annual Report on Form 10-K and for the review of the financial statements included in Tesla’s Quarterly Reports on Form 10-Q, as well as services that generally only Tesla’s independent registered public accounting firm can reasonably provide, including statutory audits and services rendered in connection with SEC filings.

(2)	Audit-Related Fees in 2023 and 2024 consisted of fees for professional services for certain agreed upon procedures in conjunction with certain financing transactions and other attestation services.

(3)	Tax Fees in 2023 and 2024 consisted of fees related to consultation, tax planning and compliance services.

(4)	Other Fees in 2023 and 2024 consisted of permitted services other than those that meet the criteria above and include fees for accounting research software, the assessment of non-financial metrics and documentation and pre-implementation review of non-financial systems.

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

All PricewaterhouseCoopers LLP services and fees in fiscal 2023 and 2024 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial statements (see Index to Consolidated Financial Statements in Part II, Item 8 of the Original Form 10-K)

2.	All financial statement schedules have been omitted since the required information was not applicable or was not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements or the accompanying notes

3.	The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this report

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Formation of the Registrant	10-Q	001-34756	3.1	July 24, 2024

3.2	Bylaws of the Registrant.	10-Q	001-34756	3.2	July 24, 2024

4.1	Specimen common stock certificate of the Registrant.	10-K	001-34756	4.1	January 30, 2025

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of August 31, 2009, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1	333-164593	4.2	January 29, 2010

4.3	Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 20, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2A	May 27, 2010

4.4	Amendment to Fifth Amended and Restated Investors’ Rights Agreement between Registrant, Toyota Motor Corporation and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2B	May 27, 2010

4.5	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of June 14, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2C	June 15, 2010

4.6	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of November 2, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	8-K	001-34756	4.1	November 4, 2010

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.7	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 22, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-174466	4.2E	June 2, 2011

4.8	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 30, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein.	8-K	001-34756	4.1	June 1, 2011

4.9	Sixth Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 15, 2013 among the Registrant, the Elon Musk Revocable Trust dated July 22, 2003 and certain other holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 20, 2013

4.10	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 14, 2013, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.2	May 20, 2013

4.11	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of August 13, 2015, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	August 19, 2015

4.12	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 18, 2016, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 24, 2016

4.13	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2017, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	March 17, 2017

4.14	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 1, 2019, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 3, 2019

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.15	Indenture, dated as of May 22, 2013, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.1	May 22, 2013

4.16	Indenture, dated as of October 15, 2014, between SolarCity and U.S. Bank National Association, as trustee.	S-3ASR(1)	333-199321	4.1	October 15, 2014

4.17	Tenth Supplemental Indenture, dated as of March 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/6-10.	8-K(1)	001-35758	4.3	March 9, 2015

4.18	Eleventh Supplemental Indenture, dated as of March 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/7-15.	8-K(1)	001-35758	4.4	March 9, 2015

4.19	Fifteenth Supplemental Indenture, dated as of March 19, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C4-10.	8-K(1)	001-35758	4.5	March 19, 2015

4.20	Sixteenth Supplemental Indenture, dated as of March 19, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C5-15.	8-K(1)	001-35758	4.6	March 19, 2015

4.21	Twentieth Supplemental Indenture, dated as of March 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C9-10.	8-K(1)	001-35758	4.5	March 26, 2015

4.22	Twenty-First Supplemental Indenture, dated as of March 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C10-15.	8-K(1)	001-35758	4.6	March 26, 2015

4.23	Twenty-Sixth Supplemental Indenture, dated as of April 2, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C14-10.	8-K(1)	001-35758	4.5	April 2, 2015

4.24	Thirtieth Supplemental Indenture, dated as of April 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C19-10.	8-K(1)	001-35758	4.5	April 9, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.25	Thirty-First Supplemental Indenture, dated as of April 9, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C20-15.	8-K(1)	001-35758	4.6	April 9, 2015

4.26	Thirty-Fifth Supplemental Indenture, dated as of April 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C24-10.	8-K(1)	001-35758	4.5	April 14, 2015

4.27	Thirty-Sixth Supplemental Indenture, dated as of April 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C25-15.	8-K(1)	001-35758	4.6	April 14, 2015

4.28	Thirty-Eighth Supplemental Indenture, dated as of April 21, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C27-10.	8-K(1)	001-35758	4.3	April 21, 2015

4.29	Thirty-Ninth Supplemental Indenture, dated as of April 21, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C28-15.	8-K(1)	001-35758	4.4	April 21, 2015

4.30	Forty-Third Supplemental Indenture, dated as of April 27, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C32-10.	8-K(1)	001-35758	4.5	April 27, 2015

4.31	Forty-Fourth Supplemental Indenture, dated as of April 27, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C33-15.	8-K(1)	001-35758	4.6	April 27, 2015

4.32	Forty-Eighth Supplemental Indenture, dated as of May 1, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/12-10.	8-K(1)	001-35758	4.5	May 1, 2015

4.33	Forty-Ninth Supplemental Indenture, dated as of May 1, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/13-15.	8-K(1)	001-35758	4.6	May 1, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.34	Fifty-Second Supplemental Indenture, dated as of May 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C36-10.	8-K(1)	001-35758	4.4	May 11, 2015

4.35	Fifty-Third Supplemental Indenture, dated as of May 11, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C37-15.	8-K(1)	001-35758	4.5	May 11, 2015

4.36	Fifty-Seventh Supplemental Indenture, dated as of May 18, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C40-10.	8-K(1)	001-35758	4.4	May 18, 2015

4.37	Fifty-Eighth Supplemental Indenture, dated as of May 18, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C41-15.	8-K(1)	001-35758	4.5	May 18, 2015

4.38	Sixty-First Supplemental Indenture, dated as of May 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C44-10.	8-K(1)	001-35758	4.4	May 26, 2015

4.39	Sixty-Second Supplemental Indenture, dated as of May 26, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C45-15.	8-K(1)	001-35758	4.5	May 26, 2015

4.40	Seventieth Supplemental Indenture, dated as of June 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C52-10.	8-K(1)	001-35758	4.4	June 16, 2015

4.41	Seventy-First Supplemental Indenture, dated as of June 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C53-15.	8-K(1)	001-35758	4.5	June 16, 2015

4.42	Seventy-Fourth Supplemental Indenture, dated as of June 22, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C56-10.	8-K(1)	001-35758	4.4	June 23, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.43	Seventy-Fifth Supplemental Indenture, dated as of June 22, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C57-15.	8-K(1)	001-35758	4.5	June 23, 2015

4.44	Eightieth Supplemental Indenture, dated as of June 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C61-10.	8-K(1)	001-35758	4.5	June 29, 2015

4.45	Eighty-First Supplemental Indenture, dated as of June 29, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C62-15.	8-K(1)	001-35758	4.6	June 29, 2015

4.46	Ninetieth Supplemental Indenture, dated as of July 20, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C71-10.	8-K(1)	001-35758	4.5	July 21, 2015

4.47	Ninety-First Supplemental Indenture, dated as of July 20, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C72-15.	8-K(1)	001-35758	4.6	July 21, 2015

4.48	Ninety-Fifth Supplemental Indenture, dated as of July 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/20-10.	8-K(1)	001-35758	4.5	July 31, 2015

4.49	Ninety-Sixth Supplemental Indenture, dated as of July 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/21-15.	8-K(1)	001-35758	4.6	July 31, 2015

4.50	One Hundred-and-Fifth Supplemental Indenture, dated as of August 10, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C81-10.	8-K(1)	001-35758	4.5	August 10, 2015

4.51	One Hundred-and-Eleventh Supplemental Indenture, dated as of August 17, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C87-15.	8-K(1)	001-35758	4.6	August 17, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.52	One Hundred-and-Sixteenth Supplemental Indenture, dated as of August 24, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C92-15.	8-K(1)	001-35758	4.6	August 24, 2015

4.53	One Hundred-and-Twenty-First Supplemental Indenture, dated as of August 31, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C97-15.	8-K(1)	001-35758	4.6	August 31, 2015

4.54	One Hundred-and-Twenty-Eighth Supplemental Indenture, dated as of September 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C101-10.	8-K(1)	001-35758	4.5	September 15, 2015

4.55	One Hundred-and-Twenty-Ninth Supplemental Indenture, dated as of September 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C102-15.	8-K(1)	001-35758	4.6	September 15, 2015

4.56	One Hundred-and-Thirty-Third Supplemental Indenture, dated as of September 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C106-10.	8-K(1)	001-35758	4.5	September 29, 2015

4.57	One Hundred-and-Thirty-Fourth Supplemental Indenture, dated as of September 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C107-15.	8-K(1)	001-35758	4.6	September 29, 2015

4.58	One Hundred-and-Thirty-Eighth Supplemental Indenture, dated as of October 13, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C111-10.	8-K(1)	001-35758	4.5	October 13, 2015

4.59	One Hundred-and-Forty-Third Supplemental Indenture, dated as of October 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2015/25-10.	8-K(1)	001-35758	4.5	October 30, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.60	One Hundred-and-Forty-Fourth Supplemental Indenture, dated as of October 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2015/26-15.	8-K(1)	001-35758	4.6	October 30, 2015

4.61	One Hundred-and-Forty-Eighth Supplemental Indenture, dated as of November 4, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C116-10.	8-K(1)	001-35758	4.5	November 4, 2015

4.62	One Hundred-and-Fifty-Third Supplemental Indenture, dated as of November 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C121-10.	8-K(1)	001-35758	4.5	November 17, 2015

4.63	One Hundred-and-Fifty-Fourth Supplemental Indenture, dated as of November 16, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C122-15.	8-K(1)	001-35758	4.6	November 17, 2015

4.64	One Hundred-and-Fifty-Eighth Supplemental Indenture, dated as of November 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C126-10.	8-K(1)	001-35758	4.5	November 30, 2015

4.65	One Hundred-and-Fifty-Ninth Supplemental Indenture, dated as of November 30, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C127-15.	8-K(1)	001-35758	4.6	November 30, 2015

4.66	One Hundred-and-Sixty-Third Supplemental Indenture, dated as of December 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C131-10.	8-K(1)	001-35758	4.5	December 14, 2015

4.67	One Hundred-and-Sixty-Fourth Supplemental Indenture, dated as of December 14, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C132-15.	8-K(1)	001-35758	4.6	December 14, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.68	One Hundred-and-Sixty-Eighth Supplemental Indenture, dated as of December 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 4.70% Solar Bonds, Series 2015/C136-10.	8-K(1)	001-35758	4.5	December 28, 2015

4.69	One Hundred-and-Sixty-Ninth Supplemental Indenture, dated as of December 28, 2015, by and between SolarCity and the Trustee, related to SolarCity’s 5.45% Solar Bonds, Series 2015/C137-15.	8-K(1)	001-35758	4.6	December 28, 2015

4.70	One Hundred-and-Seventy-Third Supplemental Indenture, dated as of January 29, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 5.00% Solar Bonds, Series 2016/4-10.	8-K(1)	001-35758	4.5	January 29, 2016

4.71	One Hundred-and-Seventy-Fourth Supplemental Indenture, dated as of January 29, 2016, by and between SolarCity and the Trustee, related to SolarCity’s 5.75% Solar Bonds, Series 2016/5-15.	8-K(1)	001-35758	4.6	January 29, 2016

4.72	Description of Registrant’s Securities	10-K	001-34756	4.72	January 30, 2025

10.1**	Form of Indemnification Agreement between the Registrant and its directors and officers.	S-1/A	333-164593	10.1	June 15, 2010

10.2**	2003 Equity Incentive Plan.	S-1/A	333-164593	10.2	May 27, 2010

10.3**	Form of Stock Option Agreement under 2003 Equity Incentive Plan.	S-1	333-164593	10.3	January 29, 2010

10.4**	Amended and Restated 2010 Equity Incentive Plan.	10-K	001-34756	10.4	February 23, 2018

10.5**	Form of Stock Option Agreement under 2010 Equity Incentive Plan.	10-K	001-34756	10.6	March 1, 2017

10.6**	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan.	10-K	001-34756	10.7	March 1, 2017

10.7**	Amended and Restated 2010 Employee Stock Purchase Plan, effective as of February 1, 2017.	10-K	001-34756	10.8	March 1, 2017

10.8**	2019 Equity Incentive Plan.	S-8	333-232079	4.2	June 12, 2019

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.9**	Form of Stock Option Agreement under 2019 Equity Incentive Plan.	S-8	333-232079	4.3	June 12, 2019

10.10**	Form of Restricted Stock Unit Award Agreement under 2019 Equity Incentive Plan.	S-8	333-232079	4.4	June 12, 2019

10.11**	Employee Stock Purchase Plan, effective as of June 12, 2019.	S-8	333-232079	4.5	June 12, 2019

10.12**	2012 SolarCity Equity Incentive Plan and form of agreements used thereunder.	S-1(1)	333-184317	10.3	October 5, 2012

10.13**	Offer Letter between the Registrant and Elon Musk dated October 13, 2008.	S-1	333-164593	10.9	January 29, 2010

10.14**	Performance Stock Option Agreement between the Registrant and Elon Musk dated January 21, 2018.	DEF 14A	001-34756	Appendix A	February 8, 2018

10.15	Indemnification Agreement, effective as of June 23, 2020, between Registrant and Elon R. Musk.	10-Q	001-34756	10.4	July 28, 2020

10.16	Form of Call Option Confirmation relating to 1.25% Convertible Senior Notes Due March 1, 2021.	8-K	001-34756	10.3	March 5, 2014

10.17†	Supply Agreement between Panasonic Corporation and the Registrant dated October 5, 2011.	10-K	001-34756	10.50	February 27, 2012

10.18†	Amendment No. 1 to Supply Agreement between Panasonic Corporation and the Registrant dated October 29, 2013.	10-K	001-34756	10.35A	February 26, 2014

10.19	Agreement between Panasonic Corporation and the Registrant dated July 31, 2014.	10-Q	001-34756	10.1	November 7, 2014

10.20†	General Terms and Conditions between Panasonic Corporation and the Registrant dated October 1, 2014.	8-K	001-34756	10.2	October 11, 2016

10.21	Letter Agreement, dated as of February 24, 2015, regarding addition of co-party to General Terms and Conditions, Production Pricing Agreement and Investment Letter Agreement between Panasonic Corporation and the Registrant.	10-K	001-34756	10.25A	February 24, 2016

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.22†	Investment Letter Agreement between Panasonic Corporation and the Registrant dated October 1, 2014.	10-Q	001-34756	10.4	November 7, 2014

10.23	Amendment to Gigafactory Documents, dated April 5, 2016, by and among the Registrant, Panasonic Corporation, Panasonic Corporation of North America and Panasonic Energy Corporation of North America.	10-Q	001-34756	10.2	May 10, 2016

10.24††	2019 Pricing Agreement (Japan Cells) with respect to 2011 Supply Agreement, executed September 20, 2019, by and among the Registrant, Tesla Motors Netherlands B.V., Panasonic Corporation and SANYO Electric Co., Ltd.	10-Q	001-34756	10.6	October 29, 2019

10.25††	2020 Pricing Agreement (Gigafactory 2170 Cells), entered into on June 9, 2020, by and among Registrant, Tesla Motors Netherlands B.V., Panasonic Corporation and Panasonic Corporation of North America.	10-Q	001-34756	10.3	July 28, 2020

10.26††	2021 Pricing Agreement (Japan Cells) with respect to 2011 Supply Agreement, executed December 29, 2020, by and among the Registrant, Tesla Motors Netherlands B.V., Panasonic Corporation of North America and SANYO Electric Co., Ltd.	10-K	001-34756	10.39	February 8, 2021

10.27††	Amended and Restated Factory Lease, executed as of March 26, 2019, by and between the Registrant and Panasonic Energy North America, a division of Panasonic Corporation of North America, as tenant.	10-Q	001-34756	10.3	July 29, 2019

10.28††	Lease Amendment, executed September 20, 2019, by and among the Registrant, Panasonic Corporation of North America, on behalf of its division Panasonic Energy of North America, with respect to the Amended and Restated Factory Lease, executed as of March 26, 2019.	10-Q	001-34756	10.7	October 29, 2019

10.29††	Second Lease Amendment, entered into on June 9, 2020, by and between the Registrant and Panasonic Energy of North America, a division of Panasonic Corporation of North America, with respect to the Amended and Restated Factory Lease dated January 1, 2017.	10-Q	001-34756	10.1	July 28, 2020

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.30†	Agreement for Tax Abatement and Incentives, dated as of May 7, 2015, by and between Tesla Motors, Inc. and the State of Nevada, acting by and through the Nevada Governor’s Office of Economic Development.	10-Q	001-34756	10.1	August 7, 2015

10.31	Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of September 2, 2014, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.	10-Q(1)	001-35758	10.16	November 6, 2014

10.32	First Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of October 31, 2014, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.	10-K(1)	001-35758	10.16a	February 24, 2015

10.33	Second Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of December 15, 2014, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.	10-K(1)	001-35758	10.16b	February 24, 2015

10.34	Third Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of February 12, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.	10-Q(1)	001-35758	10.16c	May 6, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.35	Fourth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of March 30, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, Inc.	10-Q(1)	001-35758	10.16d	May 6, 2015

10.36	Fifth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of June 30, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.	10-Q(1)	001-35758	10.16e	July 30, 2015

10.37	Sixth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of September 1, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.	10-Q(1)	001-35758	10.16f	October 30, 2015

10.38	Seventh Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of October 9, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.	10-Q(1)	001-35758	10.16g	October 30, 2015

10.39	Eighth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of October 26, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.	10-Q(1)	001-35758	10.16h	October 30, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.40	Ninth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of December 9, 2015, by and between The Research Foundation For The State University of New York, on behalf of the College of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.	10-K(1)	001-35758	10.16i	February 10, 2016

10.41	Tenth Amendment to Amended and Restated Agreement For Research & Development Alliance on Triex Module Technology, effective as of March 31, 2017, by and between The Research Foundation For The State University of New York, on behalf of the Colleges of Nanoscale Science and Engineering of the State University of New York, and Silevo, LLC.	10-Q	001-34756	10.8	May 10, 2017

10.42	Eleventh Amendment to Amended and Restated Agreement for Research & Development Alliance on Triex Module Technology, effective as of July 22, 2020, among the Research Foundation for the State University of New York, Silevo, LLC and Tesla Energy Operations, Inc.	10-Q	001-34756	10.6	July 28, 2020

10.43	Twelfth Amendment to Amended and Restated Agreement for Research & Development Alliance on Triex Module Technology, effective as of May 1, 2021, among the Research Foundation for the State University of New York, Silevo, LLC and Tesla Energy Operations, Inc.	10-Q	001-34756	10.1	October 25, 2021

10.44††	Grant Contract for State-Owned Construction Land Use Right, dated as of October 17, 2018, by and between Shanghai Planning and Land Resource Administration Bureau, as grantor, and Tesla (Shanghai) Co., Ltd., as grantee (English translation).	10-Q	001-34756	10.2	July 29, 2019

10.45	Credit Agreement, dated as of January 20, 2023, among Tesla, Inc., the Lenders and Issuing Banks from time to time party thereto, Citibank, N.A., as Administrative Agent and Deutsche Bank Securities, Inc., as Syndication Agent	10-K	001-34756	10.59	January 31, 2023

19	Insider Trading Policy	10-K	001-34756	19	January 30, 2025

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
21.1	List of Subsidiaries of the Registrant	10-K	001-34756	21.1	January 30, 2025

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	10-K	001-34756	23.1	January 30, 2025

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	10-K	001-34756	31.1	January 30, 2025

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	10-K	001-34756	31.2	January 30, 2025

31.3	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.4	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	10-K	001-34756	32.1	January 30, 2025

97	Tesla, Inc. Clawback Policy	10-K	001-34756	97	January 29, 2024

101.INS	Inline XBRL Instance Document	—	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Furnished herewith
**	Indicates a management contract or compensatory plan or arrangement
†	Confidential treatment has been requested for portions of this exhibit
††	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
(1)	Indicates a filing of SolarCity
(2)	Indicates a filing of Maxwell Technologies, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla, Inc.

Date: April 30, 2025	/s/ Vaibhav Taneja
Vaibhav Taneja
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)