Form 10-Q
period 2025-06-30
Tesla, Inc.
filed 2025-07-24
CIK 1318605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 17, 2025, there were 3,225,448,889 shares of the registrant’s common stock outstanding.

TESLA, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

Forward-Looking Statements
The discussions in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions with respect to the future and management’s current expectations, involve certain risks and uncertainties and are not guarantees. These forward-looking statements include, but are not limited to, statements concerning supply chain constraints, our strategy, competition, future operations and production capacity, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the markets in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “predicts” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Future results may differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, in Part II, Item 1A, “Risk Factors” of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, and that are otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). The discussion of such risks is not an indication that any such risks have occurred at the time of this filing. We do not assume any obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tesla, Inc.
Consolidated Balance Sheets
(in millions, except per share data)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$15,587	$16,139
Short-term investments	21,195	20,424
Accounts receivable, net	3,838	4,418
Inventory	14,570	12,017
Prepaid expenses and other current assets	5,943	5,362
Total current assets	61,133	58,360
Operating lease vehicles, net	5,230	5,581
Solar energy systems, net	4,788	4,924
Property, plant and equipment, net	38,574	35,836
Operating lease right-of-use assets	5,633	5,160
Digital assets	1,235	1,076
Intangible assets, net	138	150
Goodwill	258	244
Deferred tax assets	6,721	6,524
Other non-current assets	4,857	4,215
Total assets	$128,567	$122,070
Liabilities
Current liabilities
Accounts payable	$13,212	$12,474
Accrued liabilities and other	11,519	10,723
Deferred revenue	3,237	3,168
Current portion of debt and finance leases	2,040	2,456
Total current liabilities	30,008	28,821
Debt and finance leases, net of current portion	5,180	5,757
Deferred revenue, net of current portion	3,764	3,317
Other long-term liabilities	11,543	10,495
Total liabilities	50,495	48,390
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests in subsidiaries	61	63
Equity
Stockholders’ equity
Preferred stock; $0.001 par value; 100 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 6,000 shares authorized; 3,224 and 3,216 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	40,363	38,371
Accumulated other comprehensive income (loss)	158	(670)
Retained earnings	36,790	35,209
Total stockholders’ equity	77,314	72,913
Noncontrolling interests in subsidiaries	697	704
Total liabilities and equity	$128,567	$122,070
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Automotive sales	$15,787	$18,530	$28,712	$34,990
Automotive regulatory credits	439	890	1,034	1,332
Automotive leasing	435	458	882	934
Total automotive revenues	16,661	19,878	30,628	37,256
Energy generation and storage	2,789	3,014	5,519	4,649
Services and other	3,046	2,608	5,684	4,896
Total revenues	22,496	25,500	41,831	46,801
Cost of revenues
Automotive sales	13,567	15,962	25,028	29,859
Automotive leasing	228	245	467	514
Total automotive cost of revenues	13,795	16,207	25,495	30,373
Energy generation and storage	1,943	2,274	3,888	3,506
Services and other	2,880	2,441	5,417	4,648
Total cost of revenues	18,618	20,922	34,800	38,527
Gross profit	3,878	4,578	7,031	8,274
Operating expenses
Research and development	1,589	1,074	2,998	2,225
Selling, general and administrative	1,366	1,277	2,617	2,651
Restructuring and other	—	622	94	622
Total operating expenses	2,955	2,973	5,709	5,498
Income from operations	923	1,605	1,322	2,776
Interest income	392	348	792	698
Interest expense	(86)	(86)	(177)	(162)
Other income (expense), net	320	(80)	201	363
Income before income taxes	1,549	1,787	2,138	3,675
Provision for income taxes	359	371	528	854
Net income	1,190	1,416	1,610	2,821
Net income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	18	16	29	31
Net income attributable to common stockholders	$1,172	$1,400	$1,581	$2,790

Net income per share of common stock attributable to common stockholders
Basic	$0.36	$0.44	$0.49	$0.89
Diluted	$0.33	$0.40	$0.45	$0.81
Weighted average shares used in computing net income per share of common stock
Basic	3,223	3,191	3,220	3,189
Diluted	3,519	3,481	3,520	3,483
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$1,190	$1,416	$1,610	$2,821
Other comprehensive income (loss):
Foreign currency translation adjustment	585	(72)	836	(324)
Unrealized net (loss) gain on investments, net of tax	(3)	4	(8)	—
Total other comprehensive income (loss):	582	(68)	828	(324)
Comprehensive income	1,772	1,348	2,438	2,497
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	18	16	29	31
Comprehensive income attributable to common stockholders	$1,754	$1,332	$2,409	$2,466
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
(in millions)
(unaudited)

Three Months Ended June 30, 2025	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of March 31, 2025	$62	3,220	$3	$39,456	$(424)	$35,618	$74,653	$703	$75,356
Issuance of common stock for equity incentive awards	—	4	—	215	—	—	215	—	215
Stock-based compensation	—	—	—	692	—	—	692	—	692
Distributions to noncontrolling interests	(2)	—	—	—	—	—	—	(23)	(23)
Net income	1	—	—	—	—	1,172	1,172	17	1,189
Other comprehensive income	—	—	—	—	582	—	582	—	582
Balance as of June 30, 2025	$61	3,224	$3	$40,363	$158	$36,790	$77,314	$697	$78,011

Six Months Ended June 30, 2025	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of December 31, 2024	$63	3,216	$3	$38,371	$(670)	$35,209	$72,913	$704	$73,617
Issuance of common stock for equity incentive awards	—	8	—	528	—	—	528	—	528
Stock-based compensation	—	—	—	1,354	—	—	1,354	—	1,354
Distributions to noncontrolling interests	(4)	—	—	—	—	—	—	(34)	(34)
Shareholder settlement, net	—	—	—	110	—	—	110	—	110
Net income	2	—	—	—	—	1,581	1,581	27	1,608
Other comprehensive income	—	—	—	—	828	—	828	—	828
Balance as of June 30, 2025	$61	3,224	$3	$40,363	$158	$36,790	$77,314	$697	$78,011

Tesla, Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
(in millions)
(unaudited)

Three Months Ended June 30, 2024	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of March 31, 2024	$73	3,189	$3	$35,763	$(399)	$29,508	$64,875	$729	$65,604
Issuance of common stock for equity incentive awards	—	5	—	196	—	—	196	—	196
Stock-based compensation	—	—	—	484	—	—	484	—	484
Distributions to noncontrolling interests	(2)	—	—	—	—	—	—	(21)	(21)
Net income	1	—	—	—	—	1,400	1,400	15	1,415
Other comprehensive loss	—	—	—	—	(68)	—	(68)	—	(68)
Balance as of June 30, 2024	$72	3,194	$3	$36,443	$(467)	$30,908	$66,887	$723	$67,610

Six Months Ended June 30, 2024	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of December 31, 2023	$242	3,185	$3	$34,892	$(143)	$27,882	$62,634	$733	$63,367
Adjustments for prior periods from adopting ASU 2023-08, net of tax	—	—	—	—	—	236	236	—	236
Issuance of common stock for equity incentive awards	—	9	—	447	—	—	447	—	447
Stock-based compensation	—	—	—	1,062	—	—	1,062	—	1,062
Distributions to noncontrolling interests	(8)	—	—	—	—	—	—	(37)	(37)
Buy-outs of noncontrolling interests	(166)	—	—	42	—	—	42	—	42
Net income	4	—	—	—	—	2,790	2,790	27	2,817
Other comprehensive loss	—	—	—	—	(324)	—	(324)	—	(324)
Balance as of June 30, 2024	$72	3,194	$3	$36,443	$(467)	$30,908	$66,887	$723	$67,610
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$1,610	$2,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	2,880	2,524
Stock-based compensation	1,208	963
Inventory and purchase commitments write-downs	248	146
Foreign currency transaction net unrealized loss (gain)	54	(90)
Deferred income taxes	9	185
Non-cash interest and other operating activities	73	63
Digital assets gain, net	(159)	(235)
Changes in operating assets and liabilities:
Accounts receivable	601	(285)
Inventory	(2,407)	(914)
Operating lease vehicles	65	(49)
Prepaid expenses and other assets	(1,137)	(1,630)
Accounts payable, accrued and other liabilities	1,333	249
Deferred revenue	318	106
Net cash provided by operating activities	4,696	3,854
Cash Flows from Investing Activities
Purchases of property and equipment excluding finance leases, net of sales	(3,886)	(5,049)
Purchases of investments	(13,500)	(14,765)
Proceeds from maturities of investments	12,791	11,305
Proceeds from sales of investments	—	200
Net cash used in investing activities	(4,595)	(8,309)
Cash Flows from Financing Activities
Proceeds from issuances of debt	3,050	3,895
Repayments of debt	(4,129)	(1,222)
Proceeds from exercises of stock options and other stock issuances	528	448
Principal payments on finance leases	(67)	(206)
Proceeds received from directors in shareholder settlement	277	—
Payment of legal fees associated with shareholder settlement	(176)	—
Debt issuance costs	(1)	(5)
Distributions paid to noncontrolling interests in subsidiaries	(36)	(50)
Payments for buy-outs of noncontrolling interests in subsidiaries	—	(124)
Net cash (used in) provided by financing activities	(554)	2,736
Effect of exchange rate changes on cash and cash equivalents and restricted cash	151	(116)
Net decrease in cash and cash equivalents and restricted cash	(302)	(1,835)
Cash and cash equivalents and restricted cash, beginning of period	17,037	17,189
Cash and cash equivalents and restricted cash, end of period	$16,735	$15,354
Supplemental Non-Cash Investing and Financing Activities
Acquisitions of property and equipment included in liabilities	$1,639	$2,099
Leased assets obtained in exchange for finance lease liabilities	$—	$28
Leased assets obtained in exchange for operating lease liabilities	$784	$797
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Notes to Consolidated Financial Statements
(unaudited)
Note 1 – Summary of Significant Accounting Policies
Unaudited Interim Financial Statements
The consolidated financial statements of Tesla, Inc. (“Tesla”, the “Company”, “we”, “us” or “our”), including the consolidated balance sheet as of June 30, 2025, the consolidated statements of operations, the consolidated statements of comprehensive income, the consolidated statements of redeemable noncontrolling interests and equity for the three and six months ended June 30, 2025 and 2024, and the consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Revenue Recognition
Revenue by source
The following table disaggregates our revenue by major source (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Automotive sales	$15,787	$18,530	$28,712	$34,990
Automotive regulatory credits	439	890	1,034	1,332
Energy generation and storage sales	2,646	2,866	5,267	4,388
Services and other	3,046	2,608	5,684	4,896
Total revenues from sales and services	21,918	24,894	40,697	45,606
Automotive leasing	435	458	882	934
Energy generation and storage leasing	143	148	252	261
Total revenues	$22,496	$25,500	$41,831	$46,801
Automotive Segment
Automotive Sales
Deferred revenue related to the access to our Full Self-Driving (“FSD”) (Supervised) features and their ongoing maintenance, internet connectivity, free Supercharging programs and over-the-air software updates primarily on automotive sales amounted to $3.75 billion and $3.60 billion as of June 30, 2025 and December 31, 2024, respectively.

Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Revenue recognized from the deferred revenue balances as of December 31, 2024 and 2023 was $428 million and $482 million for the six months ended June 30, 2025 and 2024, respectively. Of the total deferred revenue balance as of June 30, 2025, we expect to recognize $831 million of revenue in the next 12 months. The remaining balance will be recognized at the time of transfer of control of the product or over the performance period.
We have financing receivables on our consolidated balance sheets related to loans we provide for financing our automotive deliveries. As of June 30, 2025 and December 31, 2024, we had current net financing receivables of $236 million and $247 million, respectively, in Accounts receivable, net, and $670 million and $821 million, respectively, in Other non-current assets for the long-term portion.
We offer resale value guarantees to our commercial banking partners in connection with certain vehicle leasing programs. Under these programs, we originate the lease with our end customer and immediately transfer the lease and the underlying vehicle to our commercial banking partner, with the transaction being accounted for as a sale under ASC 606, Revenue from Contracts with Customers.
We receive upfront payment for the vehicle, do not bear casualty and credit risks during the lease term, and we provide a guarantee capped to a limit if they are unable to sell the vehicle at or above the vehicle’s contractual or determined residual value at the end of the lease term. We estimate a guarantee liability in accordance with ASC 460, Guarantees and record it within other liabilities on our consolidated balance sheets. On a quarterly basis, we assess the estimated market value of vehicles sold under these programs to determine whether there have been changes to the amount of expected resale value guarantee liabilities. As we accumulate more data related to the resale values of our vehicles or as market conditions change, there may be material changes to their estimated values. The total recorded guarantee liabilities on vehicles sold under these programs were immaterial as of June 30, 2025 and December 31, 2024. Our maximum exposure on the guarantees we provide if they are unable to sell the vehicle at or above the vehicle’s contractual residual value at the end of the lease term was $2.46 billion and $1.45 billion as of June 30, 2025 and December 31, 2024, respectively.
Automotive Regulatory Credits
As of June 30, 2025, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $3.47 billion. Of this amount, we expect to recognize $880 million in the next 12 months and the rest over the remaining performance obligation period. Recent governmental and regulatory actions have repealed and/or restricted certain regulatory credit programs tied to our products, contributing to the $1.11 billion decrease in our remaining performance obligations as of June 30, 2025 compared to March 31, 2025. Additionally, changes in regulations on automotive regulatory credits may significantly impact our remaining performance obligations and revenue to be recognized under these contracts.
Automotive Leasing Revenue
Direct Sales-Type Leasing Program
Lease receivables relating to sales-type leases are presented on the consolidated balance sheets as follows (in millions):

	June 30, 2025	December 31, 2024
Gross lease receivables	$382	$484
Unearned interest income	(25)	(38)
Allowance for expected credit losses	(6)	(6)
Net investment in sales-type leases	$351	$440

Reported as:
Prepaid expenses and other current assets	$152	$152
Other non-current assets	199	288
Net investment in sales-type leases	$351	$440

Energy Generation and Storage Segment
Energy Generation and Storage Sales
We record as deferred revenue any non-refundable amounts that are primarily related to prepayments from customers, which is recognized as revenue as or when the performance obligations are satisfied. As of June 30, 2025 and December 31, 2024, deferred revenue related to such customer payments amounted to $2.10 billion and $1.77 billion, respectively, mainly due to contractual payment terms. Revenue recognized from the deferred revenue balances as of December 31, 2024 and 2023 was $944 million and $873 million for the six months ended June 30, 2025 and 2024, respectively. We have elected the practical expedient to omit disclosure of the amount of the transaction price allocated to remaining performance obligations for contracts with an original expected contract length of one year or less. As of June 30, 2025, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $10.38 billion. Of this amount, we expect to recognize $5.47 billion in the next 12 months and the rest over the remaining performance obligation period. Changes in government and economic incentives or tariffs may impact the transaction price or our ability to execute these existing contracts.
We have financing receivables on our consolidated balance sheets related to loans we provide for financing our energy products. As of June 30, 2025 and December 31, 2024, we had current net financing receivables of $35 million and $34 million, respectively, in Accounts receivable, net, and $684 million and $658 million, respectively, in Other non-current assets for the long-term portion.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to common stockholders (1)	$1,172	$1,400	$1,581	$2,790
Less: Buy-outs of noncontrolling interest	—	—	—	(42)
Net income used in computing basic and diluted net income per share of common stock	$1,172	$1,400	$1,581	$2,832
(1)As a result of the adoption of ASU No. 2023-08, Accounting for and Disclosure of Crypto Assets, the previously reported periods in 2024 have been recast. See Recent Accounting Pronouncements below for further details.

The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income per share of common stock attributable to common stockholders (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average shares used in computing net income per share of common stock, basic	3,223	3,191	3,220	3,189
Add:
Stock-based awards	296	278	300	282
Convertible senior notes	—	1	—	1
Warrants	—	11	—	11
Weighted average shares used in computing net income per share of common stock, diluted	3,519	3,481	3,520	3,483
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common stock attributable to common stockholders, because their effect was anti-dilutive (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock-based awards	15	25	14	24
Restricted Cash
Our total cash and cash equivalents and restricted cash, as presented in the consolidated statements of cash flows, was as follows (in millions):

	June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
Cash and cash equivalents	$15,587	$16,139	$14,635	$16,398
Restricted cash included in prepaid expenses and other current assets	559	494	374	543
Restricted cash included in other non-current assets	589	404	345	248
Total as presented in the consolidated statements of cash flows	$16,735	$17,037	$15,354	$17,189
Accounts Receivable and Allowance for Doubtful Accounts
Depending on the day of the week on which the end of a fiscal quarter falls, our accounts receivable balance may fluctuate as we are waiting for certain customer payments to clear through our banking institutions and receipts of payments from our financing partners, which can take up to approximately two weeks based on the contractual payment terms with such partners. Our accounts receivable balances associated with sales of energy storage products are dependent on billing milestones and payment terms negotiated for each contract, and our accounts receivable balances associated with our sales of regulatory credits are dependent on contractual payment terms. Additionally, government rebates can take up to a year or more to be collected depending on the customary processing timelines of the specific jurisdictions issuing them. These various factors may have a significant impact on our accounts receivable balance from period to period. As of June 30, 2025 and December 31, 2024, government rebates receivable was $217 million and $315 million, respectively, in Accounts receivable, net.
Financing Receivables
As of June 30, 2025 and December 31, 2024, the vast majority of our financing receivables were at current status with an immaterial balance being past due. As of June 30, 2025 and December 31, 2024, the majority of our financing receivables, excluding MyPower notes receivable, were originated in 2023 and 2022.

As of June 30, 2025 and December 31, 2024, the total outstanding balance of MyPower customer notes receivable, net of allowance for expected credit losses, was $242 million and $248 million, respectively, of which immaterial amounts were due in the next 12 months. As of June 30, 2025 and December 31, 2024, the allowance for expected credit losses was $33 million.
Concentration of Risk
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, investments, restricted cash, accounts receivable and other finance receivables. Our cash and investments balances are primarily on deposit at high credit quality financial institutions or invested in highly rated, investment-grade securities. These deposits are typically in excess of insured limits. As of June 30, 2025 and December 31, 2024, no entity represented 10% or more of our total receivables balance.
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
Warranties
Accrued warranty activity consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Accrued warranty - beginning of period	$7,214	$5,353	$6,716	$5,152
Warranty costs incurred	(398)	(340)	(790)	(668)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	105	72	452	51
Provision for warranty	591	710	1,134	1,260
Accrued warranty - end of period	$7,512	$5,795	$7,512	$5,795
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

On July 4, 2025, the U.S. H.R.1, an act to provide for reconciliation pursuant to title II of H. Con. Res. 14. (“the OBBBA”) was enacted. The OBBBA introduces multiple tax law and other legislative changes, including modifications to income tax provisions such as domestic research and development expenses, capital expenditures, and U.S. taxation of international earnings; the repeal or acceleration of the sunset of certain tax credits under the 2022 Inflation Reduction Act and elimination of certain penalties for violations of certain regulatory credit programs. We are currently evaluating the impact of these provisions on our consolidated financial statements, including loss of certain regulatory credit sales tied to our products and changes to the costs of our products.
Recently adopted accounting pronouncements
ASU 2023-08
In December 2023, the FASB issued ASU No. 2023-08, Accounting for and Disclosure of Crypto Assets (Subtopic 350-60) (“new crypto assets standard”). The new crypto assets standard requires certain crypto assets to be measured at fair value separately on the balance sheet with changes reported in the statement of operations each reporting period. The new crypto assets standard also enhances the other intangible asset disclosure requirements by requiring the name, cost basis, fair value, and number of units for each significant crypto asset holding. During the fourth quarter of 2024, we adopted the new crypto assets standard on a modified retrospective approach effective January 1, 2024. As such, the previously reported consolidated financial statements for the three and six months ended June 30, 2024 have been recast to reflect the adoption of the new crypto assets standard. The following table presents the effects of these changes on the Company’s consolidated financial statements:

	As of June 30, 2024
Consolidated Balance Sheets (unaudited):	As Previously Reported	Adjustments from Adoption of the New Crypto Assets Standard	As Adjusted
Assets
Digital assets, net	$184	$538	$722
Deferred tax assets	$6,692	$(119)	$6,573
Stockholders' equity
Retained earnings	$30,489	$419	$30,908

	Three Months Ended June 30, 2024
Consolidated Statement of Operations (unaudited):	As Previously Reported	Adjustments from Adoption of the New Crypto Assets Standard	As Adjusted
Other income (expense), net	$20	$(100)	$(80)
Provision for income taxes	$393	$(22)	$371
Net income attributable to common stockholders	$1,478	$(78)	$1,400
Net income per share attributable to common stockholders:
Basic	$0.46	$(0.02)	$0.44
Diluted	$0.42	$(0.02)	$0.40

	Six Months Ended June 30, 2024
Consolidated Statement of Operations (unaudited):	As Previously Reported	Adjustments from Adoption of the New Crypto Assets Standard	As Adjusted
Other income, net	$128	$235	$363
Provision for income taxes	$802	$52	$854
Net income attributable to common stockholders	$2,607	$183	$2,790
Net income per share attributable to common stockholders:
Basic	$0.83	$0.06	$0.89
Diluted	$0.76	$0.05	$0.81

Note 2 – Fair Value of Financial Instruments
ASC 820, Fair Value Measurements states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tiered fair value hierarchy, which prioritizes which inputs should be used in measuring fair value, is comprised of: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than quoted prices in active markets that are observable either directly or indirectly and (Level III) unobservable inputs for which there is little or no market data. The fair value hierarchy requires the use of observable market data when available in determining fair value. Our assets and liabilities that were measured at fair value on a recurring basis were as follows (in millions):

	June 30, 2025				December 31, 2024
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Certificates of deposit and time deposits	$14,430	$—	$14,430	$—	$12,767	$—	$12,767	$—
Commercial paper	3,110	—	3,110	—	3,919	—	3,919	—
U.S. government securities	3,608	—	3,608	—	3,620	—	3,620	—
Corporate debt securities	47	—	47	—	118	—	118	—
Money market funds	963	963	—	—	1,753	1,753	—	—
Digital assets (1)	1,235	1,235	—	—	1,076	1,076	—	—
Total	$23,393	$2,198	$21,195	$—	$23,253	$2,829	$20,424	$—
(1)As of June 30, 2025 and December 31, 2024, the majority of our digital assets were comprised of 11,509 units of Bitcoin held, at a cost of $386 million.
Our assets classified within Level I of the fair value hierarchy were valued using quoted prices in active markets and our assets classified within Level II of the fair value hierarchy utilized the market approach to determine fair value of the investments.
Our cash, cash equivalents and investments classified by security type as of June 30, 2025 and December 31, 2024 consisted of the following (in millions):

	June 30, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$14,624	$—	$—	$14,624	$14,624	$—
Certificates of deposit and time deposits	14,430	—	—	14,430	—	14,430
Commercial paper	3,107	3	—	3,110	—	3,110
U.S. government securities	3,609	1	(2)	3,608	—	3,608
Corporate debt securities	47	—	—	47	—	47
Money market funds	963	—	—	963	963	—
Total cash, cash equivalents and short-term investments	$36,780	$4	$(2)	$36,782	$15,587	$21,195

	December 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$14,386	$—	$—	$14,386	$14,386	$—
Certificates of deposit and time deposits	12,767	—	—	12,767	—	12,767
Commercial paper	3,908	11	—	3,919	—	3,919
U.S. government securities	3,618	3	(1)	3,620	—	3,620
Corporate debt securities	117	1	—	118	—	118
Money market funds	1,753	—	—	1,753	1,753	—
Total cash, cash equivalents and short-term investments	$36,549	$15	$(1)	$36,563	$16,139	$20,424
As of June 30, 2025, the majority of our short-term investments had contractual maturity dates within one year.
Disclosure of Fair Values
Our financial instruments that are not re-measured at fair value include accounts receivable, financing receivables, other receivables, accounts payable, accrued liabilities, customer deposits and debt. The carrying values of these financial instruments materially approximate their fair values.
Note 3 – Inventory
Our inventory consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Raw materials	$5,088	$5,242
Work in process	1,603	1,532
Finished goods (1)	6,388	3,940
Service parts	1,491	1,303
Total	$14,570	$12,017
(1)Finished goods inventory includes products-in-transit to fulfill customer orders, new vehicles, used vehicles and energy products available for sale.
We write-down inventory for any excess or obsolete inventory or when we believe that the net realizable value of inventory is less than the carrying value. During the three and six months ended June 30, 2025, we recorded write-downs of $131 million and $210 million, respectively, in Cost of revenues in the consolidated statements of operations. During the three and six months ended June 30, 2024, we recorded write-downs of $29 million and $68 million, respectively, in Cost of revenues in the consolidated statements of operations.

Note 4 – Property, Plant and Equipment, Net
Our property, plant and equipment, net, consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Machinery, equipment, vehicles and office furniture	$19,492	$18,339
Land and buildings	11,290	10,677
AI infrastructure	6,172	5,152
Tooling	4,576	3,883
Leasehold improvements	4,116	3,688
Computer equipment, hardware and software	3,017	2,902
Construction in progress	7,739	6,783
Property, plant and equipment	56,402	51,424
Less: Accumulated depreciation	(17,828)	(15,588)
Property, plant and equipment, net	$38,574	$35,836
Construction in progress is primarily comprised of ongoing construction and expansion of our facilities, equipment and tooling related to the manufacturing of our products as well as AI-related assets which have not yet been placed in service.
Depreciation expense during the three and six months ended June 30, 2025 was $1.15 billion and $2.30 billion, respectively. Depreciation expense during the three and six months ended June 30, 2024 was $981 million and $1.91 billion, respectively.
Note 5 – Accrued Liabilities and Other
Our accrued liabilities and other current liabilities consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Accrued purchases (1)	$2,278	$2,253
Accrued warranty reserve, current portion	2,226	1,917
Payroll and related costs	1,662	1,532
Taxes payable (2)	1,051	1,367
Customer deposits	1,412	993
Operating lease liabilities, current portion	892	807
Sales return reserve, current portion	385	305
Other current liabilities	1,613	1,549
Total	$11,519	$10,723
(1)Accrued purchases primarily reflects receipts of goods and services for which we had not yet been invoiced. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.
(2)Taxes payable primarily includes value added tax, income tax, sales tax, property tax and use tax payables.

Note 6 – Other Long-Term Liabilities
Our other long-term liabilities consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Accrued warranty reserve	$5,286	$4,799
Operating lease liabilities	5,022	4,603
Other non-current liabilities	1,235	1,093
Total other long-term liabilities	$11,543	$10,495
Note 7 – Debt
The following is a summary of our debt and finance leases as of June 30, 2025 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Unused Committed Amount (1)	Contractual Interest Rates	Contractual Maturity Date
	Current	Long-Term
Recourse debt:
RCF Credit Agreement	$—	$—	$—	$5,000	Not applicable	January 2028
Other	1	2	3	—	4.70-5.75%	July 2025-January 2031
Total recourse debt	1	2	3	5,000
Non-recourse debt:
Automotive Asset-backed Notes	1,878	1,532	3,421	—	2.53-6.57%	June 2026-June 2035
China Working Capital Facility	—	2,790	2,790	—	2.11%	March 2026-April 2026 (2)
Energy Asset-backed Notes	53	384	441	—	5.08-6.25%	June 2050
Cash Equity Debt	30	286	324	—	5.25-5.81%	July 2033-January 2035
Total non-recourse debt	1,961	4,992	6,976	—
Total debt	1,962	4,994	$6,979	$5,000
Finance leases	78	186
Total debt and finance leases	$2,040	$5,180
The following is a summary of our debt and finance leases as of December 31, 2024 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Unused Committed Amount (1)	Contractual Interest Rates	Contractual Maturity Date
	Current	Long-Term
Recourse debt:
RCF Credit Agreement	$—	$—	$—	$5,000	Not applicable	January 2028
Other	4	3	7	—	4.70-5.75%	March 2025-January 2031
Total recourse debt	4	3	7	5,000
Non-recourse debt:
Automotive Asset-backed Notes	2,255	2,059	4,329	—	3.45-6.57%	September 2025-June 2035
China Working Capital Facility	—	2,740	2,740	—	1.92%	April 2025 (2)
Energy Asset-backed Notes	54	434	493	—	4.80-6.25%	December 2025-June 2050
Cash Equity Debt	30	299	338	—	5.25-5.81%	July 2033-January 2035
Total non-recourse debt	2,339	5,532	7,900	—
Total debt	2,343	5,535	$7,907	$5,000
Finance leases	113	222
Total debt and finance leases	$2,456	$5,757
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

Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to debt discounts or deferred issuance costs. As of June 30, 2025, we were in material compliance with all financial debt covenants.
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
As of June 30, 2025, we had unrecognized stock-based compensation expense of $709 million under these grants to purchase or receive an aggregate 7.2 million shares of our common stock. For awards probable of achievement, we estimate the unrecognized stock-based compensation expense of $637 million will be recognized over a weighted-average period of 3.6 years.
For the three and six months ended June 30, 2025, we recorded $54 million and $92 million, respectively, of stock-based compensation expense related to these grants, net of forfeitures. For the three and six months ended June 30, 2024, stock-based compensation expense related to these grants, net of forfeitures, were immaterial.
Summary Stock-Based Compensation Information
The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$213	$180	$422	$382
Research and development	298	169	575	381
Selling, general and administrative	124	88	211	198
Restructuring and other	—	2	—	2
Total	$635	$439	$1,208	$963
Note 9 – Income Taxes
Our effective tax rate was 23% and 25% for the three and six months ended June 30, 2025, respectively, compared to 21% and 23% for the three and six months ended June 30, 2024, respectively. The change in our effective tax rate was primarily due to the changes in the mix of our jurisdictional earnings.
Our effective tax rates for the first three and six months of 2025 and 2024 as compared to the U.S. federal statutory rate of 21% were primarily impacted by the mix of our jurisdictional earnings subject to different tax rates, valuation allowances on our deferred tax assets and benefits from our U.S. research and development credits, and manufacturing production credits.
Note 10 – Commitments and Contingencies
Operating Lease Arrangements in Buffalo, New York and Shanghai, China
For a description of our operating lease arrangements in Buffalo, New York, and Shanghai, China, refer to Note 14, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2024. As of June 30, 2025, we have met and expect to meet the requirements under these arrangements, as may be modified and discussed from time to time, based on our current and anticipated level of operations.

Legal Proceedings
Litigation Relating to 2018 CEO Performance Award
On June 4, 2018, a purported Tesla stockholder filed a putative class and derivative action in the Delaware Court of Chancery against Elon Musk and the members of Tesla’s board of directors as then constituted, alleging corporate waste, unjust enrichment and that such board members breached their fiduciary duties by approving the stock-based compensation plan awarded to Elon Musk in 2018 (the “2018 CEO Performance Award”). Trial was held November 14-18, 2022. On January 30, 2024, the Court issued an opinion finding that the 2018 CEO Performance Award should be rescinded. Plaintiff’s counsel filed a brief seeking a fee award of 29,402,900 Tesla shares, plus expenses of $1,120,115.50. Tesla opposed the fee request, and at Tesla’s 2024 Annual Meeting of Stockholders, 72% of the disinterested voting shares of Tesla, excluding shares owned by Mr. Musk and Kimbal Musk, voted to ratify the 2018 CEO Performance Award. Because Tesla’s disinterested stockholders voted to ratify the 2018 CEO Performance Award, Mr. Musk and the other director defendants, joined by Tesla, filed a brief seeking to revise the Court’s January 30, 2024 opinion. On December 2, 2024, the Court issued an opinion denying the motion to revise the Court’s January 30, 2024 opinion and awarded Plaintiff’s counsel fees in the amount of $345 million. A final judgment was entered by the Court, and the director defendants and Tesla appealed the decisions to the Delaware Supreme Court. Tesla and the Director Defendants filed their response briefs on March 11, 2025. Plaintiffs filed their opening brief on April 25, 2025, and reply briefs were filed on May 16, 2025. Therefore, the appeal has been fully briefed, but an oral argument date has not yet been set. If the appeal to the Delaware Supreme Court were unsuccessful, it could result in a material adverse impact on our business and reported earnings due to the uncertainty and potentially significant costs associated with replacing or revising Mr. Musk’s compensation package, the types of which were described in our 2024 proxy statement.
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
The Company disagrees with the amount of attorneys’ fees awarded by the court. On February 10, 2025, Tesla appealed the attorneys’ fee award amount to the Delaware Supreme Court. Tesla did not appeal the Delaware Court of Chancery’s approval of the underlying settlement. Also on February 10, 2025, a single shareholder appealed the approval of the settlement. This shareholder’s appeal does not seek to alter any material terms (e.g., financial contributions or the defendants’ obligations under the Settlement Agreement). The Delaware Court of Chancery had previously rejected this shareholder’s objections when approving the Settlement Agreement. Tesla’s appeal of the attorneys’ fee award and the single shareholder’s appeal have been fully briefed. An oral argument date has not yet been set.
Because neither Tesla’s appeal nor the shareholder’s appeal seeks to vacate the Settlement Agreement or materially modify its terms, the Company implemented the provisions of the Settlement Agreement in May 2025 by cancelling the options requiring cancellation under its terms.
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

Litigation Relating to Potential Going Private Transaction

Between October 17, 2018 and March 8, 2021, seven derivative lawsuits were filed in the Delaware Court of Chancery, purportedly on behalf of Tesla, against Mr. Musk and the members of Tesla’s board of directors, as constituted at relevant times, in relation to statements made and actions connected to a potential going private transaction, with certain of the lawsuits challenging additional Twitter posts by Mr. Musk, among other things. Several of those actions were consolidated, and all have been stayed. In addition to these cases, two derivative lawsuits were filed on October 25, 2018 and February 11, 2019 in the U.S. District Court for the District of Delaware, purportedly on behalf of Tesla, against Mr. Musk and the members of the Tesla board of directors as then constituted. Those cases were also consolidated, and on April 25, 2025, were dismissed with prejudice through a stipulation and order.
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

Certain Derivative Lawsuits in Delaware
Before converting from a Delaware to Texas corporation on June 13, 2024, three separate derivative actions brought by purported Tesla stockholders were filed in the Delaware Court of Chancery on May 24, June 10 and June 13, 2024, purportedly on behalf of Tesla, against current and former directors regarding topics involving Elon Musk and others, X Corp. (formerly Twitter) and x.AI. These suits assert various claims, including breach of fiduciary duty and breach of contract, and seek unspecified damages and other relief. On August 6, 2024, the plaintiffs in these three actions moved to consolidate the matters into a single case. The Court consolidated two of the three cases. Tesla and the directors filed motions to dismiss on April 4, 2025. On June 10, 2025, the plaintiffs in the consolidated cases filed an opposition, and on that same date, the plaintiff in the case that was not consolidated filed an amended complaint.
Litigation and Investigations Relating to Alleged Discrimination and Harassment
On February 9, 2022, the California Civil Rights Department (“CRD,” formerly “DFEH”) filed a civil complaint against Tesla in Alameda County, California Superior Court, alleging systemic race discrimination, hostile work environment and pay equity claims, among others. CRD’s amended complaint seeks monetary damages and injunctive relief. The case is currently in discovery. No trial date is set but is expected to occur during 2026.
Additionally, on June 1, 2022 the Equal Employment Opportunity Commission (“EEOC”) issued a cause finding against Tesla that closely parallels the CRD’s allegations. On September 28, 2023, the EEOC filed a civil complaint against Tesla in the United States District Court for the Northern District of California asserting claims for race harassment and retaliation and seeking, among other things, monetary and injunctive relief. The case is in discovery with no trial date set.

Other Litigation Related to Our Products and Services
We are also subject to various lawsuits that seek monetary and other injunctive relief. These lawsuits include proposed class actions and other consumer claims that allege, among other things, purported defects and misrepresentations related to our products and services. For example, on September 14, 2022, a proposed class action was filed against Tesla, Inc. and related entities in the U.S. District Court for the Northern District of California, alleging various claims about the Company’s driver assistance technology systems under state and federal law. This case was later consolidated with several other proposed class actions, and a Consolidated Amended Complaint was filed on October 28, 2022, which seeks damages and other relief on behalf of all persons who purchased or leased from Tesla between January 1, 2016, to the present. On October 5, 2022, a proposed class action complaint was filed in the U.S. District Court for the Eastern District of New York asserting similar state and federal law claims against the same defendants. On September 30, 2023, the Court dismissed this action with leave to amend the complaint. On November 20, 2023, the plaintiff moved to amend the complaint, which Tesla opposed. On August 8, 2024, the Court denied the plaintiff’s motion for leave to file an amended complaint and entered judgment for Tesla. On September 5, 2024, the plaintiff filed a notice of appeal to United States Court of Appeals for the Second Circuit, and oral argument occurred on March 20, 2025. On April 25, 2025, the Second Circuit affirmed the lower court’s order and dismissed the case. On March 22, 2023, the plaintiffs in the Northern District of California consolidated action filed a motion for a preliminary injunction to order Tesla to (1) cease using the term “Full Self-Driving Capability” (FSD Capability), (2) cease the sale and activation of FSD Capability and deactivate FSD Capability on Tesla vehicles, and (3) provide certain notices to consumers about proposed court-findings about the accuracy of the use of the terms Autopilot and FSD Capability. Tesla opposed the motion. On September 30, 2023, the Court denied the request for a preliminary injunction, compelled four of five plaintiffs to arbitration, and dismissed the claims of the fifth plaintiff with leave to amend the complaint. On October 31, 2023, the remaining plaintiff in the Northern District of California action filed an amended complaint, which Tesla moved to dismiss, and on May 15, 2024, the Court granted in part and denied in part Tesla’s motion. On May 6, 2025, the plaintiff filed a motion for class certification, which has been fully briefed, and a hearing is scheduled for August 12, 2025. On October 2, 2023, a similar proposed class action was filed in San Diego County Superior Court in California. Tesla subsequently removed the San Diego County case to federal court and on January 8, 2024, the federal court granted Tesla’s motion to transfer the case to the U.S. District Court for the Northern District of California. Tesla moved to compel arbitration, which the plaintiff did not oppose, and on June 27, 2024, the Court stayed the case pending arbitration.
On February 27, 2023, a proposed class action was filed in the U.S. District Court for the Northern District of California against Tesla, Inc., Elon Musk and certain current and former Company executives. The complaint alleges that the defendants made material misrepresentations and omissions about the Company’s Autopilot and FSD Capability technologies and seeks money damages and other relief on behalf of persons who purchased Tesla stock between February 19, 2019, and February 17, 2023. An amended complaint was filed on September 5, 2023, naming only Tesla, Inc. and Elon Musk as defendants. On November 6, 2023, Tesla moved to dismiss the amended complaint. On September 30, 2024, the Court granted Tesla’s motion to dismiss without prejudice. On November 26, 2024, the court issued a final judgment in Tesla’s favor, and on December 23, 2024, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The appeal has been fully briefed, and the parties are awaiting a date for oral argument.
On March 14, 2023, a proposed class action was filed against Tesla, Inc. in the U.S. District Court for the Northern District of California. Several similar complaints were also filed in the same court and these cases have now all been consolidated. These complaints allege that Tesla violates federal antitrust and warranty laws through its repair, service, and maintenance practices and seeks, among other relief, damages for persons who paid Tesla for repairs services or Tesla compatible replacement parts from March 2019 to March 2023. On July 17, 2023, these plaintiffs filed a consolidated amended complaint. On September 27, 2023, the court granted Tesla’s motion to compel arbitration as to three of the plaintiffs, and on November 17, 2023, the court granted Tesla’s motion to dismiss without prejudice. The plaintiffs filed a Consolidated Second Amended Complaint on December 12, 2023, which Tesla moved to dismiss. Plaintiffs also appealed the court’s arbitration order, which was denied. On June 17, 2024, the Court granted in part and denied in part Tesla’s motion to dismiss the Consolidated Second Amended Complaint. On February 18, 2025, the plaintiffs filed a Third Consolidated Amended Class Action Complaint that removed the claims for monetary damages. On June 9, 2025, pursuant to the parties’ stipulated motion, the court dismissed the case with prejudice.
The Company intends to vigorously defend itself in these matters; however, we cannot predict the outcome or impact. We are unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, unless noted.

Certain Investigations and Other Matters
We regularly receive requests for information, including subpoenas, from regulators and governmental authorities such as the National Highway Traffic Safety Administration, the National Transportation Safety Board, the Securities and Exchange Commission (“SEC”), the Department of Justice (“DOJ”), and various local, state, federal, and international agencies. The ongoing requests for information include topics such as operations, technology (e.g., vehicle functionality, vehicle incidents, Autopilot and FSD Capability and Robotaxi), compliance, finance, data privacy, and other matters related to Tesla’s business, its personnel, and related parties. We routinely cooperate with such formal and informal requests for information, investigations, and other inquiries. To our knowledge no government agency in any ongoing investigation has concluded that any wrongdoing occurred. We cannot predict the outcome or impact of any ongoing matters. Should the government decide to pursue an enforcement action, there exists the possibility of a material adverse impact on our business, results of operations, prospects, cash flows, financial position or brand.
We are also subject to various other legal proceedings, risks and claims that arise from the normal course of business activities. For example, during the second quarter of 2023, a foreign news outlet reported that it obtained certain misappropriated data including, purportedly non-public Tesla business and personal information. Tesla made notifications to potentially affected individuals (current and former employees) and regulatory authorities and worked with certain law enforcement and other authorities. On August 5, 2023, a putative class action was filed in the United States District Court for the Northern District of California, purportedly on behalf of all U.S. individuals impacted by the data incident, followed by several additional lawsuits, that each assert claims under various state laws and seeks monetary damages and other relief. If an unfavorable ruling or development were to occur in these or other possible legal proceedings, risks and claims, there exists the possibility of a material adverse impact on our business, results of operations, prospects, cash flows, financial position or brand.
Note 11 – Variable Interest Entity Arrangements
The aggregate carrying values of the variable interest entities’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in millions):

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$59	$49
Accounts receivable, net	27	18
Prepaid expenses and other current assets	250	276
Total current assets	336	343
Operating lease vehicles, net	340	392
Solar energy systems, net	2,241	2,310
Other non-current assets	191	183
Total assets	$3,108	$3,228
Liabilities
Current liabilities
Accrued liabilities and other	$35	$32
Deferred revenue	6	6
Current portion of debt and finance leases	1,748	2,114
Total current liabilities	1,789	2,152
Deferred revenue, net of current portion	63	71
Debt and finance leases, net of current portion	1,422	1,834
Total liabilities	$3,274	$4,057

Note 12 – Segment Reporting and Information about Geographic Areas
We have two operating and reportable segments: (i) automotive and (ii) energy generation and storage. The following table presents revenues, cost of revenues and gross profit by reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Automotive segment
Revenues	$19,707	$22,486	$36,312	$42,152
Cost of revenues (1)	$16,675	$18,648	$30,912	$35,021
Gross profit	$3,032	$3,838	$5,400	$7,131
Energy generation and storage segment
Revenues	$2,789	$3,014	$5,519	$4,649
Cost of revenues (2)	$1,943	$2,274	$3,888	$3,506
Gross profit	$846	$740	$1,631	$1,143
(1)Depreciation and amortization included in Cost of revenues for the automotive segment for the three and six months ended June 30, 2025 was $891 million and $1.84 billion, respectively. Depreciation and amortization included in Cost of revenues for the automotive segment for the three and six months ended June 30, 2024 was $885 million and $1.76 billion, respectively.
(2)Depreciation and amortization included in Cost of revenues for the energy generation and storage segment for the three and six months ended June 30, 2025 was $87 million and $170 million, respectively. Depreciation and amortization included in Cost of revenues for the energy generation and storage segment for the three and six months ended June 30, 2024 was $94 million and $185 million, respectively.
The following table presents revenues by geographic area based on the sales location of our products (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$11,809	$13,256	$22,142	$23,018
China	4,305	4,636	8,608	9,228
Other international	6,382	7,608	11,081	14,555
Total	$22,496	$25,500	$41,831	$46,801
The following table presents long-lived assets by geographic area (in millions):

	June 30, 2025	December 31, 2024
United States	$34,096	$32,461
Germany	4,801	4,175
Other international	4,465	4,124
Total	$43,362	$40,760
The following table presents inventory by reportable segment (in millions):

	June 30, 2025	December 31, 2024
Automotive	$12,124	$9,988
Energy generation and storage	2,446	2,029
Total	$14,570	$12,017

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
As a result of rapidly evolving trade and fiscal policy, uncertainty in the automotive and energy markets continues to increase, posing risks to our global supply chain and cost structure which could have a meaningfully adverse impact on demand for our products and our profitability. The current tariff regime will have a relatively larger impact on our energy generation and storage business compared to our automotive business. While we prepare for near-term challenges to our business under current policies, we are focused on long-term growth opportunities as we continue to make prudent investments.
In 2025, we produced approximately 773,000 consumer vehicles and delivered approximately 721,000 consumer vehicles through the second quarter. We are focused on profitable growth, including by leveraging existing factories and production lines to introduce new and more affordable products and services, further improving and deploying our FSD (Supervised) capabilities, including future autonomous capabilities through our purpose-built Robotaxi product, Cybercab, reducing costs, increasing vehicle production, utilized capacity and delivery capabilities, improving and developing our vehicles, battery and AI compute technologies, vertically integrating and localizing our supply chain, and expanding our global infrastructure, including our service and charging infrastructure. In June 2025, we launched our Robotaxi service in Austin, capitalizing on our AI investments and scalable mobility infrastructure to advance a service-driven business model.
In 2025, we deployed 20.0 GWh of energy storage products through the second quarter. We are focused on ramping the production, increasing the market penetration of our energy storage products, developing our battery technologies and vertically integrating, localizing and expanding our supply chain.
During the three and six months ended June 30, 2025, we recognized total revenues of $22.50 billion and $41.83 billion, respectively, representing decreases of $3.00 billion and $4.97 billion, respectively, compared to the same periods in the prior year. During the three and six months ended June 30, 2025, our net income attributable to common stockholders was $1.17 billion and $1.58 billion, respectively, representing decreases of $228 million and $1.21 billion, respectively, compared to the same periods in the prior year. We continue to ramp production and build and optimize our manufacturing capacity, expand our operations while focusing on further cost reductions and operational efficiencies to enable increased deliveries and deployments of our products, and invest in research and development to accelerate our AI, software, and fleet-based profits for further revenue growth.
We ended the second quarter of 2025 with $36.78 billion in cash and cash equivalents and investments, representing an increase of $219 million from the end of 2024. Our cash flows provided by operating activities were $4.70 billion during the six months ended June 30, 2025, compared to $3.85 billion during the same period ended June 30, 2024, representing an increase of $842 million. Capital expenditures amounted to $3.89 billion during the six months ended June 30, 2025, compared to $5.05 billion during the same period ended June 30, 2024, representing a decrease of $1.16 billion. Overall growth has allowed our business to generally fund itself, and we will continue to make critical high-value investments while maintaining a strong balance sheet.

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
We are focused on growing and optimizing our manufacturing capacity, which includes capacity for manufacturing newer vehicle models and future vehicles utilizing aspects of our next generation platform, while maximizing production rate and efficiency at our Gigafactories. Our factories are also preparing for the release of new models later this year. The next phase of production growth will be initiated by advances in autonomy and the introduction of new products, including those built on our next generation vehicle platform, as well as our ability to manufacture our own cells that we are developing to have high-volume output, lower capital and production costs and longer range. Our goals are to improve vehicle performance, decrease production costs and increase affordability and customer awareness.
These plans are subject to uncertainties inherent in establishing and ramping manufacturing operations, which may be exacerbated by new product and manufacturing technologies we introduce, the number of concurrent international projects, any industry-wide component constraints, labor shortages and any future impact from events outside of our control. For example, changes to fiscal and trade policy with respect to tariffs, export controls and other restrictions may impact our global supply chain cost structure and availability, affecting not only vehicle production, but also facility expansions. Moreover, we have set ambitious technological targets with our plans for battery cells as well as for iterative manufacturing and design improvements for our vehicles.
Automotive—Demand, Sales, Deliveries and Infrastructure
Our cost reduction efforts, cost innovation strategies, and additional localized procurement and manufacturing are key to our vehicles’ affordability and have allowed us to competitively price our vehicles. We will also continue to generate demand by improving our vehicles’ performance and functionality, including through product offerings and features utilizing artificial intelligence such as Autopilot, FSD (Supervised), and other software, and delivering new vehicles and vehicle options. In addition, we believe the launch of our Robotaxi service in June 2025 will unlock significant business growth to advance a service-driven business model. We will continue to improve safety and profitability while scaling the network. In addition, we have been increasing awareness, and expanding our vehicle financing programs, including attractive leasing terms for our customers.
However, we operate in a cyclical industry that is sensitive to shifting consumer trends, political and regulatory uncertainty, including with respect to trade and the environment, all of which can be compounded by inflationary pressures, rising energy prices, interest rate fluctuations and the liquidity of enterprise customers. For example, as inflationary pressures increased across the markets in which we operate, central banks in developed countries raised interest rates rapidly and substantially, which impacted the affordability of vehicle lease and finance arrangements. Further, sales of vehicles in the automotive industry also tend to be cyclical in many markets, which may expose us to increased volatility as we expand and adjust our operations. Moreover, as additional competitors enter the marketplace and help bring the world closer to sustainable transportation, we will have to adjust and continue to execute well to maintain our momentum. Additionally, our suppliers’ liquidity and allocation plans may be affected by current challenges in the automotive industry, which could reduce our access to components or result in unfavorable changes to cost. These macroeconomic and industry trends have had, and will likely continue to have, an impact on the pricing of, and order rate for our vehicles, and in turn our operating margin.

Changes in government and economic policies, incentives or tariffs may also impact our production, cost structure and the competitive landscape. While the final scope and application of recently announced changes in trade policy remain uncertain at this time, higher tariffs on imports and subsequent retaliatory tariffs could adversely impact consumer spending and demand for durable goods and related services. Furthermore, certain provisions of the recently signed OBBBA, including the removal of tax credits for electric vehicles, may also impact consumer demand for electric vehicles in general once effective. We will continue to adjust accordingly to such developments, and we believe our ongoing cost reduction efforts, including through production innovation, process improvements and logistics optimization, and focus on operating leverage, vertical integration and supply chain localization will continue to benefit us in relation to our competitors. Our new products, which will include more affordable options, and our advances in autonomy, position us for future growth.
As our production increases, we must work constantly to similarly increase vehicle delivery capability so that it does not become a bottleneck on our total deliveries. We are also committed to reducing the percentage of vehicles delivered in the third month of each quarter, which will help to reduce the cost per vehicle. As we expand our manufacturing operations globally, we will also have to continue to increase and staff our delivery, servicing and charging infrastructure accordingly, maintain our vehicle reliability and optimize our Supercharger locations to ensure cost effectiveness and customer satisfaction. In particular, as other automotive manufacturers have announced their adoption of the North American Charging Standard (“NACS”) and agreements with us to utilize our Superchargers, we must correspondingly expand our network in order to ensure adequate availability to meet customer demands. We also remain focused on continued enhancements of the capability and efficiency of our servicing operations. In tandem with the launch of our Robotaxi business, we are focused on developing and optimizing dedicated infrastructure, including in relation to vehicle cleaning and maintenance, charging, security, teleoperations and fleet management, to ensure service quality as we continue to scale.
Energy Generation and Storage Demand, Production and Deployment
The long-term success of this business is dependent upon incremental volume growth. We continue to increase the production and capabilities of our energy storage products to meet high levels of demand, including the ramps of our Megafactories in Shanghai and Lathrop, California, and the construction of a new Megafactory near Houston, Texas. For Megapack, energy storage deployments can vary meaningfully quarter to quarter depending on the timing of specific project milestones and logistics. As these product lines grow, we will have to maintain adequate battery cell supply for our energy storage products. At the same time, changes in government and economic incentives or tariffs may also impact our sales, cost structure and the competitive landscape. For instance, the recently announced import tariffs by the US government and the provisions of the OBBBA could significantly increase battery cell expenses and impact costs for our consumers, negatively impacting consumer demand. Despite these challenges, as AI infrastructure drives rapid load growth, we see opportunities for our energy storage products to stabilize the grid, shift energy when it is needed most and provide additional power capacity.
Cash Flow and Capital Expenditure Trends
Our capital expenditures are typically difficult to project beyond the short-term given the number and breadth of our core projects at any given time, and may further be impacted by uncertainties in future global market conditions and shifting global trade and fiscal policy. We are simultaneously developing and ramping new products, building or ramping manufacturing facilities on three continents, piloting the development and manufacture of new battery cell technologies, expanding our Supercharger network and investing in autonomy and other artificial intelligence enabled training and products, and the pace of our capital spend may vary depending on overall priority among projects, the pace at which we meet milestones, production adjustments to and among our various products, increased capital efficiencies and the addition of new projects. While we prepare for near-term challenges to our business under current policies, we are focused on long-term growth opportunities as we continue to make critical, high-value investments while maintaining a strong balance sheet. Owing and subject to the foregoing as well as the pipeline of announced projects under development, all other continuing infrastructure growth and varying levels of inflation, we currently expect our capital expenditures to exceed $9.00 billion in 2025. Changes in fiscal and trade policy may necessitate adjustments to our project timelines, potentially impacting our cash flow and capital expenditure expectations.

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
Results of Operations
Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2025	2024	$	%	2025	2024	$	%
Automotive sales	$15,787	$18,530	$(2,743)	(15)%	$28,712	$34,990	$(6,278)	(18)%
Automotive regulatory credits	439	890	(451)	(51)%	1,034	1,332	(298)	(22)%
Automotive leasing	435	458	(23)	(5)%	882	934	(52)	(6)%
Total automotive revenues	16,661	19,878	(3,217)	(16)%	30,628	37,256	(6,628)	(18)%
Services and other	3,046	2,608	438	17%	5,684	4,896	788	16%
Total automotive & services and other segment revenue	19,707	22,486	(2,779)	(12)%	36,312	42,152	(5,840)	(14)%
Energy generation and storage segment revenue	2,789	3,014	(225)	(7)%	5,519	4,649	870	19%
Total revenues	$22,496	$25,500	$(3,004)	(12)%	$41,831	$46,801	$(4,970)	(11)%
Automotive & Services and Other Segment
Automotive sales revenue decreased $2.74 billion, or 15%, in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, due to a decrease of approximately 45,000 combined Model 3 and Model Y cash deliveries and a decrease of approximately 12,000 deliveries of other models. Additionally, we had a lower average selling price per unit driven by sales mix.
Automotive sales revenue decreased $6.28 billion, or 18%, in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, due to a decrease of approximately 95,000 combined Model 3 and Model Y cash deliveries in part from bringing down all of our vehicle factories simultaneously for the changeover to New Model Y and a decrease of approximately 16,000 deliveries of other models. Additionally, we had a lower average selling price per unit driven by sales mix and higher customer incentives such as attractive financing options.
Automotive regulatory credits revenue decreased $451 million, or 51%, in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Automotive regulatory credits revenue decreased $298 million, or 22%, in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Fluctuations in automotive regulatory credits are impacted by our supply of credits, subject to changes in regulation, production and sales. Furthermore, we are impacted by the demand for credits by other automobile manufacturers.

Services and other revenue increased $438 million, or 17%, in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Services and other revenue increased $788 million, or 16%, in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increases were primarily due to increases in paid Supercharging revenue, non-warranty maintenance services and collision revenue, insurance services revenue, used vehicle revenue and part sales revenue.
Energy Generation and Storage Segment
Energy generation and storage revenue decreased $225 million, or 7%, in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to a decrease in average selling price of Megapack, partially offset by an increase in Powerwall deployments compared to the prior year.
Energy generation and storage revenue increased $870 million, or 19%, in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was primarily due to increases in Megapack and Powerwall deployments compared to the prior year, partially offset by a decrease in average selling price of Megapack.
Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2025	2024	$	%	2025	2024	$	%
Cost of revenues
Automotive sales	$13,567	$15,962	$(2,395)	(15)%	$25,028	$29,859	$(4,831)	(16)%
Automotive leasing	228	245	(17)	(7)%	467	514	(47)	(9)%
Total automotive cost of revenues	13,795	16,207	(2,412)	(15)%	25,495	30,373	(4,878)	(16)%
Services and other	2,880	2,441	439	18%	5,417	4,648	769	17%
Total automotive & services and other segment cost of revenues	16,675	18,648	(1,973)	(11)%	30,912	35,021	(4,109)	(12)%
Energy generation and storage segment	1,943	2,274	(331)	(15)%	3,888	3,506	382	11%
Total cost of revenues	$18,618	$20,922	$(2,304)	(11)%	$34,800	$38,527	$(3,727)	(10)%

Gross profit total automotive	$2,866	$3,671			$5,133	$6,883
Gross margin total automotive	17.2%	18.5%			16.8%	18.5%

Gross profit total automotive & services and other segment	$3,032	$3,838			$5,400	$7,131
Gross margin total automotive & services and other segment	15.4%	17.1%			14.9%	16.9%

Gross profit energy generation and storage segment	$846	$740			$1,631	$1,143
Gross margin energy generation and storage segment	30.3%	24.6%			29.6%	24.6%

Total gross profit	$3,878	$4,578			$7,031	$8,274
Total gross margin	17.2%	18.0%			16.8%	17.7%
Automotive & Services and Other Segment
Cost of automotive sales revenue decreased $2.40 billion, or 15%, in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 due to the decreases in deliveries year over year as discussed above and lower average cost per unit due to sales mix and lower material costs, partially offset by lower fixed cost absorption and an increase in tariffs compared to the prior period.
Cost of automotive sales revenue decreased $4.83 billion, or 16%, in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, due to the decreases in deliveries year over year as discussed above and lower average cost per unit due to lower material costs and sales mix, partially offset by lower fixed cost absorption and increase in tariffs compared to the prior period.

Cost of services and other revenue increased $439 million, or 18%, in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Cost of services and other revenue increased $769 million, or 17%, in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increases in cost of services and other revenue are generally in line with the changes in services and other revenue as described above.
Gross margin for total automotive decreased from 18.5% to 17.2% in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 primarily due to a decrease in regulatory credits revenue, as discussed above.
Gross margin for total automotive decreased from 18.5% to 16.8% in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily due to lower average selling price per unit and a decrease in regulatory credits revenue as described above.
Gross margin for total automotive & services and other segment decreased from 17.1% to 15.4% in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Gross margin for total automotive & services and other segment decreased from 16.9% to 14.9% in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The changes in gross margin are primarily due to the automotive gross margin factors discussed above.
Energy Generation and Storage Segment
Cost of energy generation and storage revenue decreased $331 million, or 15%, in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to a decrease in average cost per unit for Megapack and Powerwall from lower raw material costs, partially offset by an increase in Powerwall deployments compared to the prior year.
Cost of energy generation and storage revenue increased $382 million, or 11%, in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily from increases in Megapack and Powerwall deployments compared to the prior year, partially offset by a decrease in average cost per unit for Megapack and Powerwall primarily from lower raw material costs.
Gross margin for energy generation and storage increased from 24.6% to 30.3% in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Gross margin for energy generation and storage increased from 24.6% to 29.6% in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increases were primarily due to a decrease in average cost per unit for Megapack and Powerwall, partially offset by a decrease in average selling price of Megapack.
Research and Development Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2025	2024	$	%	2025	2024	$	%
Research and development	$1,589	$1,074	$515	48%	$2,998	$2,225	$773	35%
As a percentage of revenues	7%	4%			7%	5%
Research and development (“R&D”) expenses increased $515 million, or 48%, in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. R&D expenses increased $773 million, or 35%, in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. These increases were primarily due to increases in costs related to AI and other programs as we continue to expand our product roadmap and technologies. Additionally, there were increases in stock-based compensation of $129 million and $194 million in the three and six months ended June 30, 2025 as compared to the same periods ended June 30, 2024, respectively.
R&D expenses as a percentage of revenue increased from 4% to 7% in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. R&D expenses as a percentage of revenue increased from 5% to 7% in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. These increases were due to higher R&D expenses and lower total revenues in the current period.

Restructuring and Other

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2025	2024	$	%	2025	2024	$	%
Restructuring and other	$—	$622	$(622)	(100)%	$94	$622	$(528)	(85)%
In the second quarter of 2024, we initiated and substantially completed certain restructuring actions to reduce costs and improve efficiency. As a result, we recognized $583 million of employee termination expenses in Restructuring and other in our consolidated statement of operations during the three months ended June 30, 2024.
Interest Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2025	2024	$	%	2025	2024	$	%
Interest income	$392	$348	$44	13%	$792	$698	$94	13%
Interest income increased $44 million, or 13%, in the three months ended June 30, 2025 and increased $94 million, or 13%, in the six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, respectively. The increases were primarily due to higher interest earned on our cash and cash equivalents and short-term investments compared to the prior period due to increases in our average portfolio balance, partially offset by lower average interest rates.
Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2025	2024	$	%	2025	2024	$	%
Other income (expense), net	$320	$(80)	$400	Not meaningful	$201	$363	$(162)	(45)%
Other income (expense), net, changed favorably by $400 million in the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Other income (expense), net, changed unfavorably by $162 million in the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The changes are due to mark-to-market on our bitcoin digital assets and fluctuations in foreign currency exchange rates on our intercompany balances. As our intercompany balances are significant in nature and we do not typically hedge foreign currency risk, we can experience significant fluctuations in foreign currency exchange rate gains and losses from period to period.
Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2025	2024	$	%	2025	2024	$	%
Provision for income taxes	$359	$371	$(12)	(3)%	$528	$854	$(326)	(38)%
Effective tax rate	23%	21%			25%	23%
Our provision for income taxes decreased by $12 million in the three months ended June 30, 2025 and decreased by $326 million in the six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, respectively, primarily due to the change in our pre-tax income year over year. Our effective tax rate increased from 21% to 23% in the three months ended June 30, 2025 and increased from 23% to 25% in the six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, respectively, primarily due to the changes in the mix of our jurisdictional earnings.
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
In addition, because a large portion of our future expenditures will be to fund our growth, we expect that if needed we will be able to adjust our capital and operating expenditures by operating segment. For example, if our near-term manufacturing operations decrease in scale or ramp more slowly than expected, including due to global economic, tax, trade or business conditions, we may choose to correspondingly slow the pace of our capital expenditures. Finally, we continually evaluate our cash needs and may decide it is best to raise additional capital or seek alternative financing sources to fund the rapid growth of our business, including through drawdowns on existing or new debt facilities or financing funds. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early.
Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following June 30, 2025, as well as in the long-term.
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
As discussed in and subject to the considerations referenced in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Opportunities, Challenges and Uncertainties and 2025 Outlook—Cash Flow and Capital Expenditure Trends in this Quarterly Report on Form 10-Q, we currently expect our capital expenditures to support our projects globally to exceed $9.00 billion in 2025. Changes in trade policy may necessitate adjustments to our project timelines, potentially impacting our capital expenditure expectations.
As of June 30, 2025, we and our subsidiaries had outstanding $6.98 billion in aggregate principal amount of indebtedness, of which $1.97 billion is current. For details regarding our indebtedness, refer to Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Sources and Conditions of Liquidity
Our sources to fund our material cash requirements are predominantly from our deliveries and servicing of new and used vehicles, sales and installations of our energy storage products, interest income, and proceeds from debt facilities and equity offerings, when applicable.
As of June 30, 2025, we had $15.59 billion and $21.20 billion of cash and cash equivalents and short-term investments, respectively. Balances held in foreign currencies had a U.S. dollar equivalent of $2.70 billion and consisted primarily of Chinese yuan and euros. We had $5.00 billion of unused committed credit amounts as of June 30, 2025. For details regarding our indebtedness, refer to Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We continue adapting our strategy to meet our liquidity and risk objectives, such as investing in U.S. government securities and other investments, investing in autonomy, further vertically integrating our supply chain, expanding our product roadmap and providing financing options to our customers.

Summary of Cash Flows

	Six Months Ended June 30,
(Dollars in millions)	2025	2024
Net cash provided by operating activities	$4,696	$3,854
Net cash used in investing activities	$(4,595)	$(8,309)
Net cash (used in) provided by financing activities	$(554)	$2,736
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $842 million to $4.70 billion during the six months ended June 30, 2025 from $3.85 billion during the six months ended June 30, 2024. This increase was primarily due to favorable changes in net operating assets and liabilities of $1.30 billion, partially offset by a decrease in net income excluding non-cash expenses, gains and losses of $454 million.
Cash Flows from Investing Activities
Net cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $3.89 billion and $5.05 billion for the six months ended June 30, 2025 and 2024, respectively, mainly for AI-related capital expenditures, global factory expansion, machinery and equipment as we expand and enhance our product roadmap. We also purchased $709 million and $3.26 billion of short-term investments, net of proceeds from maturities and sales, for the six months ended June 30, 2025 and 2024, respectively.
Cash Flows from Financing Activities
Net cash flows from financing activities changed by $3.29 billion to $554 million net cash outflows during the six months ended June 30, 2025 from $2.74 billion net cash inflows during the six months ended June 30, 2024. The decrease was primarily due to a $2.91 billion increase in repayments of debt and a $845 million decrease in proceeds from issuances of debt. See Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding our debt obligations. Additionally, the decrease was partially offset by a $139 million decrease in principal payments on finance leases, a $124 million decrease in payments for buy-outs of noncontrolling interests in subsidiaries and $101 million of proceeds received from directors in shareholder settlement net of payment for related legal fees during the six months ended June 30, 2025.

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
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income before income taxes. These changes would have resulted in a gain or loss of $1.31 billion at June 30, 2025 and $1.15 billion at December 31, 2024, assuming no foreign currency hedging.
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
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 10, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, and Part II, Item 1A, Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which could adversely affect our business, financial conditions and future results. Other than the risk factors set forth below, there have been no material changes from the risk factors discussed in our Annual and Quarterly Reports.
Demand for our products and services and our financial results may be impacted by the status of government and economic incentives supporting the development and adoption of such products.
Government and economic incentives that support the development and adoption of electric vehicles in the U.S. and abroad, including certain tax exemptions, tax credits and rebates, may be reduced, eliminated, amended or exhausted from time to time. For example, previously available incentives favoring electric vehicles in certain areas have expired or were cancelled or temporarily unavailable, and in some cases were not eventually replaced or reinstituted, which may have negatively impacted sales. Specifically, recent governmental and regulatory actions have repealed and/or restricted consumer, manufacturing and charging infrastructure tax credits, and certain regulatory credit programs tied to our products. These, and any similar actions in the future, may affect demand for our vehicles, and harm our growth, prospects and operating results, and the loss of previously available tax credits and carbon offset mechanisms may further negatively impact our financial results. In addition, certain government and economic incentives may also be implemented or amended to provide benefits to manufacturers who assemble domestically, have local suppliers or have other characteristics that may not apply to Tesla. Such developments could negatively impact demand for our vehicles, and we and our customers may have to adjust to them, including through pricing modifications.
In addition, certain governmental rebates, tax credits and other financial incentives that are currently available with respect to our solar and energy storage product businesses allow us to lower our costs and encourage customers to buy our products and investors to invest in our solar financing funds. However, these incentives may expire when the allocated funding is exhausted, reduced or terminated as renewable energy adoption rates increase, sometimes without warning. For example, provisions of the OBBBA could affect battery cell expenses and impact costs for our consumers, negatively impacting demand. Likewise, in jurisdictions where net metering is currently available, our customers receive bill credits from utilities for energy that their solar energy systems generate and export to the grid in excess of the electric load they use. The benefit available under net metering has been or has been proposed to be reduced, altered or eliminated in several jurisdictions, and has also been contested and may continue to be contested before the Federal Energy Regulatory Commission. Any reductions or terminations of such incentives may harm our business, prospects, financial condition and operating results by making our products less competitive for customers, increasing our cost of capital and adversely impacting our ability to attract investment partners and to form new financing funds for our solar and energy storage assets.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K, except as follows:

On May 20, 2025, James Murdoch, one of our directors, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 240,000 shares of our common stock, subject to certain conditions. The arrangement's expiration date is February 27, 2026.

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

Tesla, Inc.

Date: July 23, 2025	/s/ Vaibhav Taneja
Vaibhav Taneja
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)