Form 10-Q
period 2025-09-30
Tesla, Inc.
filed 2025-10-23
CIK 1318605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 16, 2025, there were 3,325,819,167 shares of the registrant’s common stock outstanding.

TESLA, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

Forward-Looking Statements
The discussions in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions with respect to the future and management’s current expectations, involve certain risks and uncertainties and are not guarantees. These forward-looking statements include, but are not limited to, statements concerning supply chain constraints, our strategy, competition, future operations and production capacity, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the markets in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “predicts” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Future results may differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, in Part II, Item 1A, “Risk Factors” of the Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2025 and June 30, 2025, and that are otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). The discussion of such risks is not an indication that any such risks have occurred at the time of this filing. We do not assume any obligation to update any forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tesla, Inc.
Consolidated Balance Sheets
(in millions, except per share data)
(unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$18,289	$16,139
Short-term investments	23,358	20,424
Accounts receivable, net	4,703	4,418
Inventory	12,276	12,017
Prepaid expenses and other current assets	6,027	5,362
Total current assets	64,653	58,360
Operating lease vehicles, net	5,019	5,581
Solar energy systems, net	4,673	4,924
Property, plant and equipment, net	39,407	35,836
Operating lease right-of-use assets	5,783	5,160
Digital assets	1,315	1,076
Intangible assets, net	131	150
Goodwill	257	244
Deferred tax assets	6,637	6,524
Other non-current assets	5,860	4,215
Total assets	$133,735	$122,070
Liabilities
Current liabilities
Accounts payable	$12,819	$12,474
Accrued liabilities and other	12,791	10,723
Deferred revenue	3,756	3,168
Current portion of debt and finance leases	1,924	2,456
Total current liabilities	31,290	28,821
Debt and finance leases, net of current portion	5,778	5,757
Deferred revenue, net of current portion	3,746	3,317
Other long-term liabilities	12,205	10,495
Total liabilities	53,019	48,390
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests in subsidiaries	59	63
Equity
Stockholders’ equity
Preferred stock; $0.001 par value; 100 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 6,000 shares authorized; 3,324 and 3,216 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	41,597	38,371
Accumulated other comprehensive income (loss)	207	(670)
Retained earnings	38,163	35,209
Total stockholders’ equity	79,970	72,913
Noncontrolling interests in subsidiaries	687	704
Total liabilities and equity	$133,735	$122,070
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Automotive sales	$20,359	$18,831	$49,071	$53,821
Automotive regulatory credits	417	739	1,451	2,071
Automotive leasing	429	446	1,311	1,380
Total automotive revenues	21,205	20,016	51,833	57,272
Energy generation and storage	3,415	2,376	8,934	7,025
Services and other	3,475	2,790	9,159	7,686
Total revenues	28,095	25,182	69,926	71,983
Cost of revenues
Automotive sales	17,365	15,743	42,393	45,602
Automotive leasing	225	247	692	761
Total automotive cost of revenues	17,590	15,990	43,085	46,363
Energy generation and storage	2,342	1,651	6,230	5,157
Services and other	3,109	2,544	8,526	7,192
Total cost of revenues	23,041	20,185	57,841	58,712
Gross profit	5,054	4,997	12,085	13,271
Operating expenses
Research and development	1,630	1,039	4,628	3,264
Selling, general and administrative	1,562	1,186	4,179	3,837
Restructuring and other	238	55	332	677
Total operating expenses	3,430	2,280	9,139	7,778
Income from operations	1,624	2,717	2,946	5,493
Interest income	439	429	1,231	1,127
Interest expense	(76)	(92)	(253)	(254)
Other (expense) income, net	(28)	(263)	173	100
Income before income taxes	1,959	2,791	4,097	6,466
Provision for income taxes	570	602	1,098	1,456
Net income	1,389	2,189	2,999	5,010
Net income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	16	16	45	47
Net income attributable to common stockholders	$1,373	$2,173	$2,954	$4,963

Net income per share of common stock attributable to common stockholders
Basic	$0.43	$0.68	$0.92	$1.57
Diluted	$0.39	$0.62	$0.84	$1.43
Weighted average shares used in computing net income per share of common stock
Basic	3,227	3,198	3,223	3,192
Diluted	3,526	3,497	3,523	3,489
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$1,389	$2,189	$2,999	$5,010
Other comprehensive income:
Foreign currency translation adjustment	46	445	882	121
Unrealized net gain (loss) on investments, net of tax	3	8	(5)	8
Total other comprehensive income:	49	453	877	129
Comprehensive income	1,438	2,642	3,876	5,139
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	16	16	45	47
Comprehensive income attributable to common stockholders	$1,422	$2,626	$3,831	$5,092
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
(in millions)
(unaudited)

Three Months Ended September 30, 2025	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of June 30, 2025	$61	3,224	$3	$40,363	$158	$36,790	$77,314	$697	$78,011
Issuance of common stock for equity incentive awards	—	100	—	512	—	—	512	—	512
Stock-based compensation	—	—	—	722	—	—	722	—	722
Distributions to noncontrolling interests	(3)	—	—	—	—	—	—	(25)	(25)
Net income	1	—	—	—	—	1,373	1,373	15	1,388
Other comprehensive income	—	—	—	—	49	—	49	—	49
Balance as of September 30, 2025	$59	3,324	$3	$41,597	$207	$38,163	$79,970	$687	$80,657

Nine Months Ended September 30, 2025	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of December 31, 2024	$63	3,216	$3	$38,371	$(670)	$35,209	$72,913	$704	$73,617
Issuance of common stock for equity incentive awards	—	108	—	1,040	—	—	1,040	—	1,040
Stock-based compensation	—	—	—	2,076	—	—	2,076	—	2,076
Distributions to noncontrolling interests	(7)	—	—	—	—	—	—	(59)	(59)
Shareholder settlement, net	—	—	—	110	—	—	110	—	110
Net income	3	—	—	—	—	2,954	2,954	42	2,996
Other comprehensive income	—	—	—	—	877	—	877	—	877
Balance as of September 30, 2025	$59	3,324	$3	$41,597	$207	$38,163	$79,970	$687	$80,657

Tesla, Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
(in millions)
(unaudited)

Three Months Ended September 30, 2024	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of June 30, 2024	$72	3,194	$3	$36,443	$(467)	$30,908	$66,887	$723	$67,610
Settlement of warrants	—	9	—	—	—	—	—	—	—
Issuance of common stock for equity incentive awards	—	4	—	340	—	—	340	—	340
Stock-based compensation	—	—	—	503	—	—	503	—	503
Distributions to noncontrolling interests	(3)	—	—	—	—	—	—	(29)	(29)
Net income	1	—	—	—	—	2,173	2,173	15	2,188
Other comprehensive income	—	—	—	—	453	—	453	—	453
Balance as of September 30, 2024	$70	3,207	$3	$37,286	$(14)	$33,081	$70,356	$709	$71,065

Nine Months Ended September 30, 2024	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of December 31, 2023	$242	3,185	$3	$34,892	$(143)	$27,882	$62,634	$733	$63,367
Adjustments for prior periods from adopting ASU 2023-08, net of tax	—	—	—	—	—	236	236	—	236
Settlement of warrants	—	9	—	—	—	—	—	—	—
Issuance of common stock for equity incentive awards	—	13	—	787	—	—	787	—	787
Stock-based compensation	—	—	—	1,565	—	—	1,565	—	1,565
Distributions to noncontrolling interests	(11)	—	—	—	—	—	—	(66)	(66)
Buy-outs of noncontrolling interests	(166)	—	—	42	—	—	42	—	42
Net income	5	—	—	—	—	4,963	4,963	42	5,005
Other comprehensive income	—	—	—	—	129	—	129	—	129
Balance as of September 30, 2024	$70	3,207	$3	$37,286	$(14)	$33,081	$70,356	$709	$71,065
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$2,999	$5,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	4,505	3,872
Stock-based compensation	1,871	1,420
Inventory and purchase commitments write-downs	313	247
Foreign currency transaction net unrealized loss	160	197
Deferred income taxes	234	471
Non-cash interest and other operating activities	235	83
Digital assets gain, net	(239)	(242)
Changes in operating assets and liabilities:
Accounts receivable	(306)	144
Inventory	(416)	(1,107)
Operating lease vehicles	54	(82)
Prepaid expenses and other assets	(2,280)	(2,639)
Accounts payable, accrued and other liabilities	2,979	2,504
Deferred revenue	825	231
Net cash provided by operating activities	10,934	10,109
Cash Flows from Investing Activities
Purchases of property and equipment excluding finance leases, net of sales	(6,134)	(8,562)
Purchases of investments	(24,902)	(20,797)
Proceeds from maturities of investments	22,086	17,975
Proceeds from sales of investments	—	200
Net cash used in investing activities	(8,950)	(11,184)
Cash Flows from Financing Activities
Proceeds from issuances of debt	4,232	4,360
Repayments of debt	(4,798)	(1,783)
Proceeds from exercises of stock options and other stock issuances	1,040	788
Principal payments on finance leases	(85)	(291)
Proceeds received from directors in shareholder settlement	277	—
Payment of legal fees associated with shareholder settlement	(176)	—
Debt issuance costs	(5)	(6)
Distributions paid to noncontrolling interests in subsidiaries	(56)	(76)
Payments for buy-outs of noncontrolling interests in subsidiaries	—	(124)
Net cash provided by financing activities	429	2,868
Effect of exchange rate changes on cash and cash equivalents and restricted cash	134	(8)
Net increase in cash and cash equivalents and restricted cash	2,547	1,785
Cash and cash equivalents and restricted cash, beginning of period	17,037	17,189
Cash and cash equivalents and restricted cash, end of period	$19,584	$18,974
Supplemental Non-Cash Investing and Financing Activities
Acquisitions of property and equipment included in liabilities	$1,631	$2,727
Leased assets obtained in exchange for finance lease liabilities	$—	$32
Leased assets obtained in exchange for operating lease liabilities	$1,171	$1,232
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Notes to Consolidated Financial Statements
(unaudited)
Note 1 – Summary of Significant Accounting Policies
Unaudited Interim Financial Statements
The consolidated financial statements of Tesla, Inc. (“Tesla”, the “Company”, “we”, “us” or “our”), including the consolidated balance sheet as of September 30, 2025, the consolidated statements of operations, the consolidated statements of comprehensive income, the consolidated statements of redeemable noncontrolling interests and equity for the three and nine months ended September 30, 2025 and 2024, and the consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2024 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Revenue Recognition
Revenue by source
The following table disaggregates our revenue by major source (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Automotive sales	$20,359	$18,831	$49,071	$53,821
Automotive regulatory credits	417	739	1,451	2,071
Energy generation and storage sales	3,281	2,228	8,548	6,616
Services and other	3,475	2,790	9,159	7,686
Total revenues from sales and services	27,532	24,588	68,229	70,194
Automotive leasing	429	446	1,311	1,380
Energy generation and storage leasing	134	148	386	409
Total revenues	$28,095	$25,182	$69,926	$71,983
Automotive Segment
Automotive Sales
Deferred revenue related to the access to our Full Self-Driving (“FSD”) (Supervised) features and their ongoing maintenance, internet connectivity, free Supercharging programs and over-the-air software updates primarily on automotive sales amounted to $3.83 billion and $3.60 billion as of September 30, 2025 and December 31, 2024, respectively.

Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Revenue recognized from the deferred revenue balances as of December 31, 2024 and 2023 was $619 million and $711 million for the nine months ended September 30, 2025 and 2024, respectively. Of the total deferred revenue balance as of September 30, 2025, we expect to recognize $880 million of revenue in the next 12 months. The remaining balance will be recognized at the time of transfer of control of the product or over the performance period.
We have financing receivables on our consolidated balance sheets related to loans we provide for financing our automotive deliveries. As of September 30, 2025 and December 31, 2024, we had current net financing receivables of $231 million and $247 million, respectively, in Accounts receivable, net, and $612 million and $821 million, respectively, in Other non-current assets for the long-term portion.
We offer resale value guarantees to our commercial banking partners in connection with certain vehicle leasing programs. Under these programs, we originate the lease with our end customer and immediately transfer the lease and the underlying vehicle to our commercial banking partner, with the transaction being accounted for as a sale under ASC 606, Revenue from Contracts with Customers.
We receive upfront payment for the vehicle, do not bear casualty and credit risks during the lease term, and we provide a guarantee capped to a limit if they are unable to sell the vehicle at or above the vehicle’s contractual or determined residual value at the end of the lease term. We estimate a guarantee liability in accordance with ASC 460, Guarantees and record it within other liabilities on our consolidated balance sheets. On a quarterly basis, we assess the estimated market value of vehicles sold under these programs to determine whether there have been changes to the amount of expected resale value guarantee liabilities. As we accumulate more data related to the resale values of our vehicles or as market conditions change, there may be material changes to their estimated values. The total recorded guarantee liabilities on vehicles sold under these programs were immaterial as of September 30, 2025 and December 31, 2024. Our maximum exposure on the guarantees we provide if they are unable to sell the vehicle at or above the vehicle’s contractual residual value at the end of the lease term was $3.14 billion and $1.45 billion as of September 30, 2025 and December 31, 2024, respectively.
Automotive Regulatory Credits
As of September 30, 2025, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $3.27 billion. Of this amount, we expect to recognize $877 million in the next 12 months and the rest over the remaining performance obligation period. Changes in regulations on automotive regulatory credits may significantly impact our remaining performance obligations and revenue to be recognized under these contracts. In 2025, governmental and regulatory actions have repealed and/or restricted certain regulatory credit programs tied to our products, contributing to the $1.41 billion decrease in our remaining performance obligations as of September 30, 2025 compared to December 31, 2024.
Automotive Leasing Revenue
Direct Sales-Type Leasing Program
Lease receivables relating to sales-type leases are presented on the consolidated balance sheets as follows (in millions):

	September 30, 2025	December 31, 2024
Gross lease receivables	$317	$484
Unearned interest income	(19)	(38)
Allowance for expected credit losses	(6)	(6)
Net investment in sales-type leases	$292	$440

Reported as:
Prepaid expenses and other current assets	$137	$152
Other non-current assets	155	288
Net investment in sales-type leases	$292	$440

Energy Generation and Storage Segment
Energy Generation and Storage Sales
We record as deferred revenue any non-refundable amounts that are primarily related to prepayments from customers, which is recognized as revenue as or when the performance obligations are satisfied. As of September 30, 2025 and December 31, 2024, deferred revenue related to such customer payments amounted to $2.41 billion and $1.77 billion, respectively, mainly due to contractual payment terms. Revenue recognized from the deferred revenue balances as of December 31, 2024 and 2023 was $1.33 billion and $1.09 billion for the nine months ended September 30, 2025 and 2024, respectively. We have elected the practical expedient to omit disclosure of the amount of the transaction price allocated to remaining performance obligations for contracts with an original expected contract length of one year or less. As of September 30, 2025, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $9.71 billion. Of this amount, we expect to recognize $5.22 billion in the next 12 months and the rest over the remaining performance obligation period. Changes in government and economic incentives or tariffs may impact the transaction price or our ability to execute these existing contracts.
We have financing receivables on our consolidated balance sheets related to loans we provide for financing our energy products. As of September 30, 2025 and December 31, 2024, we had current net financing receivables of $38 million and $34 million, respectively, in Accounts receivable, net, and $703 million and $658 million, respectively, in Other non-current assets for the long-term portion.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to common stockholders (1)	$1,373	$2,173	$2,954	$4,963
Less: Buy-outs of noncontrolling interest	—	—	—	(42)
Net income used in computing basic and diluted net income per share of common stock	$1,373	$2,173	$2,954	$5,005
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

The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income per share of common stock attributable to common stockholders (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average shares used in computing net income per share of common stock, basic	3,227	3,198	3,223	3,192
Add:
Stock-based awards	299	290	300	286
Convertible senior notes	—	—	—	1
Warrants	—	9	—	10
Weighted average shares used in computing net income per share of common stock, diluted	3,526	3,497	3,523	3,489
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common stock attributable to common stockholders, because their effect was anti-dilutive (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock-based awards	5	15	13	18
Restricted Cash
Our total cash and cash equivalents and restricted cash, as presented in the consolidated statements of cash flows, was as follows (in millions):

	September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
Cash and cash equivalents	$18,289	$16,139	$18,111	$16,398
Restricted cash included in prepaid expenses and other current assets	588	494	483	543
Restricted cash included in other non-current assets	707	404	380	248
Total as presented in the consolidated statements of cash flows	$19,584	$17,037	$18,974	$17,189
Accounts Receivable and Allowance for Doubtful Accounts
Depending on the day of the week on which the end of a fiscal quarter falls, our accounts receivable balance may fluctuate as we are waiting for certain customer payments to clear through our banking institutions and receipts of payments from our financing partners, which can take up to approximately two weeks based on the contractual payment terms with such partners. Our accounts receivable balances associated with sales of energy storage products are dependent on billing milestones and payment terms negotiated for each contract, and our accounts receivable balances associated with our sales of regulatory credits are dependent on contractual payment terms. Additionally, government rebates can take up to a year or more to be collected depending on the customary processing timelines of the specific jurisdictions issuing them. These various factors may have a significant impact on our accounts receivable balance from period to period. As of September 30, 2025 and December 31, 2024, government rebates receivable was $310 million and $315 million, respectively, in Accounts receivable, net.
Financing Receivables
As of September 30, 2025 and December 31, 2024, the vast majority of our financing receivables were at current status with an immaterial balance being past due. As of September 30, 2025 and December 31, 2024, the majority of our financing receivables, excluding MyPower notes receivable, were originated in 2023 and 2022.

As of September 30, 2025 and December 31, 2024, the total outstanding balance of MyPower customer notes receivable, net of allowance for expected credit losses, was $243 million and $248 million, respectively, of which immaterial amounts were due in the next 12 months. As of September 30, 2025 and December 31, 2024, the allowance for expected credit losses was $28 million and $33 million, respectively.
Concentration of Risk
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, investments, restricted cash, accounts receivable and other finance receivables. Our cash and investments balances are primarily on deposit at high credit quality financial institutions or invested in highly rated, investment-grade     securities. These deposits are typically in excess of insured limits. As of September 30, 2025 and December 31, 2024, no entity represented 10% or more of our total receivables balance.
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
Warranties
Accrued warranty activity consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Accrued warranty - beginning of period	$7,512	$5,795	$6,716	$5,152
Warranty costs incurred	(464)	(380)	(1,254)	(1,048)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	300	231	726	295
Provision for warranty	727	717	1,887	1,964
Accrued warranty - end of period	$8,075	$6,363	$8,075	$6,363
Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024, and will likely result in the required additional disclosures being included in our consolidated financial statements on either a prospective or retrospective basis, once adopted. We are currently evaluating the provisions of this ASU.
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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU simplifies the capitalization guidance by removing all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout ASC 350-40. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date; or follow a modified transition approach that is based on the status of the respective projects and whether software costs were capitalized before the date of adoption; or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is permitted. We are currently evaluating the provisions of this ASU.
Recently adopted accounting pronouncements
ASU 2023-08
In December 2023, the FASB issued ASU No. 2023-08, Accounting for and Disclosure of Crypto Assets (Subtopic 350-60) (“new crypto assets standard”). The new crypto assets standard requires certain crypto assets to be measured at fair value separately on the balance sheet with changes reported in the statement of operations each reporting period. The new crypto assets standard also enhances the other intangible asset disclosure requirements by requiring the name, cost basis, fair value, and number of units for each significant crypto asset holding. During the fourth quarter of 2024, we adopted the new crypto assets standard on a modified retrospective approach effective January 1, 2024. As such, the previously reported consolidated financial statements for the three and nine months ended September 30, 2024 have been recast to reflect the adoption of the new crypto assets standard. The following table presents the effects of these changes on the Company’s consolidated financial statements:

	As of September 30, 2024
Consolidated Balance Sheets (unaudited):	As Previously Reported	Adjustments from Adoption of the New Crypto Assets Standard	As Adjusted
Assets
Digital assets, net	$184	$545	$729
Deferred tax assets	$6,486	$(120)	$6,366
Stockholders' equity
Retained earnings	$32,656	$425	$33,081

	Three Months Ended September 30, 2024
Consolidated Statement of Operations (unaudited):	As Previously Reported	Adjustments from Adoption of the New Crypto Assets Standard	As Adjusted
Other expense, net	$(270)	$7	$(263)
Provision for income taxes	$601	$1	$602
Net income attributable to common stockholders	$2,167	$6	$2,173
Net income per share attributable to common stockholders:
Basic	$0.68	$—	$0.68
Diluted	$0.62	$—	$0.62

	Nine Months Ended September 30, 2024
Consolidated Statement of Operations (unaudited):	As Previously Reported	Adjustments from Adoption of the New Crypto Assets Standard	As Adjusted
Other (expense) income, net	$(142)	$242	$100
Provision for income taxes	$1,403	$53	$1,456
Net income attributable to common stockholders	$4,774	$189	$4,963
Net income per share attributable to common stockholders:
Basic	$1.51	$0.06	$1.57
Diluted	$1.38	$0.05	$1.43
On July 4, 2025, the U.S. H.R.1, an act to provide for reconciliation pursuant to title II of H. Con. Res. 14. (the “OBBBA”) was enacted. The OBBBA introduces multiple tax law and other legislative changes, including modifications to income tax provisions such as domestic research and development expenses, capital expenditures, and U.S. taxation of international earnings; the repeal or acceleration of the sunset of certain tax credits under the 2022 Inflation Reduction Act and elimination of certain penalties for violations of certain regulatory credit programs. We have recognized the effects of the OBBBA provisions in our financial results to the extent they are applicable to the three and nine months ended September 30, 2025. We will continue to evaluate the impact of these provisions on our future consolidated financial statements, including loss of certain regulatory credit sales tied to our products and changes to the costs of our products.
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

	September 30, 2025				December 31, 2024
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Certificates of deposit and time deposits	$15,099	$—	$15,099	$—	$12,767	$—	$12,767	$—
Commercial paper	3,014	—	3,014	—	3,919	—	3,919	—
U.S. government securities	5,229	—	5,229	—	3,620	—	3,620	—
Corporate debt securities	16	—	16	—	118	—	118	—
Money market funds	1,174	1,174	—	—	1,753	1,753	—	—
Digital assets (1)	1,315	1,315	—	—	1,076	1,076	—	—
Total	$25,847	$2,489	$23,358	$—	$23,253	$2,829	$20,424	$—
(1)As of September 30, 2025 and December 31, 2024, the majority of our digital assets were comprised of 11,509 units of Bitcoin held at an acquisition cost of $386 million.
Our assets classified within Level I of the fair value hierarchy were valued using quoted prices in active markets and our assets classified within Level II of the fair value hierarchy utilized the market approach to determine fair value of the investments.

Our cash, cash equivalents and investments classified by security type as of September 30, 2025 and December 31, 2024 consisted of the following (in millions):

	September 30, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$17,115	$—	$—	$17,115	$17,115	$—
Certificates of deposit and time deposits	15,098	1	—	15,099	—	15,099
Commercial paper	3,012	2	—	3,014	—	3,014
U.S. government securities	5,227	4	(2)	5,229	—	5,229
Corporate debt securities	16	—	—	16	—	16
Money market funds	1,174	—	—	1,174	1,174	—
Total cash, cash equivalents and short-term investments	$41,642	$7	$(2)	$41,647	$18,289	$23,358

	December 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$14,386	$—	$—	$14,386	$14,386	$—
Certificates of deposit and time deposits	12,767	—	—	12,767	—	12,767
Commercial paper	3,908	11	—	3,919	—	3,919
U.S. government securities	3,618	3	(1)	3,620	—	3,620
Corporate debt securities	117	1	—	118	—	118
Money market funds	1,753	—	—	1,753	1,753	—
Total cash, cash equivalents and short-term investments	$36,549	$15	$(1)	$36,563	$16,139	$20,424
As of September 30, 2025 and December 31, 2024, investments held and restricted for our insurance business were $254 million and $286 million, respectively.
As of September 30, 2025, the majority of our short-term investments had contractual maturity dates within one year.
Disclosure of Fair Values
Our financial instruments that are not re-measured at fair value include accounts receivable, financing receivables, other receivables, accounts payable, accrued liabilities, customer deposits and debt. The carrying values of these financial instruments materially approximate their fair values.
Note 3 – Inventory
Our inventory consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Raw materials	$4,863	$5,242
Work in process	1,652	1,532
Finished goods (1)	4,416	3,940
Service parts	1,345	1,303
Total	$12,276	$12,017
(1)Finished goods inventory includes products-in-transit to fulfill customer orders, new vehicles, used vehicles and energy products available for sale.

We write-down inventory for any excess or obsolete inventory or when we believe that the net realizable value of inventory is less than the carrying value. During the three and nine months ended September 30, 2025, we recorded write-downs of $65 million and $275 million, respectively, in Cost of revenues in the consolidated statements of operations. During the three and nine months ended September 30, 2024, we recorded write-downs of $46 million and $114 million, respectively, in Cost of revenues in the consolidated statements of operations.
Note 4 – Property, Plant and Equipment, Net
Our property, plant and equipment, net, consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Machinery, equipment, vehicles and office furniture	$20,161	$18,339
Land and buildings	11,476	10,677
AI infrastructure	6,621	5,152
Tooling	4,717	3,883
Leasehold improvements	4,260	3,688
Computer equipment, hardware and software	3,109	2,902
Construction in progress	8,046	6,783
Property, plant and equipment	58,390	51,424
Less: Accumulated depreciation	(18,983)	(15,588)
Property, plant and equipment, net	$39,407	$35,836
Construction in progress is primarily comprised of ongoing construction and expansion of our facilities, equipment and tooling related to the manufacturing of our products as well as AI-related assets which have not yet been placed in service.
Depreciation expense during the three and nine months ended September 30, 2025 was $1.35 billion and $3.65 billion, respectively. Depreciation expense during the three and nine months ended September 30, 2024 was $1.05 billion and $2.96 billion, respectively.
Note 5 – Accrued Liabilities and Other
Our accrued liabilities and other current liabilities consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Accrued purchases (1)	$2,735	$2,253
Accrued warranty reserve, current portion	2,310	1,917
Payroll and related costs	1,821	1,532
Taxes payable (2)	1,362	1,367
Customer deposits	1,324	993
Operating lease liabilities, current portion	921	807
Sales return reserve, current portion	472	305
Other current liabilities	1,846	1,549
Total	$12,791	$10,723
(1)Accrued purchases primarily reflects receipts of goods and services for which we had not yet been invoiced. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.
(2)Taxes payable primarily includes value added tax, income tax, sales tax, property tax and use tax payables.

Note 6 – Other Long-Term Liabilities
Our other long-term liabilities consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Accrued warranty reserve	$5,765	$4,799
Operating lease liabilities	5,165	4,603
Other non-current liabilities	1,275	1,093
Total other long-term liabilities	$12,205	$10,495
Note 7 – Debt
The following is a summary of our debt and finance leases as of September 30, 2025 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Unused Committed Amount (1)	Contractual Interest Rates	Contractual Maturity Date
	Current	Long-Term
Recourse debt:
RCF Credit Agreement	$—	$—	$—	$5,000	Not applicable	January 2028
Other	1	2	3	—	4.70-5.75%	October 2025-January 2031
Total recourse debt	1	2	3	5,000
Non-recourse debt:
Automotive Asset-backed Notes	1,711	1,796	3,519	—	2.53-6.57%	September 2026-June 2035
China Working Capital Facility	—	3,230	3,230	2,387	2.11%	March 2026-September 2026 (2)
Energy Asset-backed Notes	51	362	417	—	5.08-6.25%	June 2050
Cash Equity Debt	89	219	316	—	5.25-5.81%	July 2033-January 2035
Total non-recourse debt	1,851	5,607	7,482	2,387
Total debt	1,852	5,609	$7,485	$7,387
Finance leases	72	169
Total debt and finance leases	$1,924	$5,778
The following is a summary of our debt and finance leases as of December 31, 2024 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Unused Committed Amount (1)	Contractual Interest Rates	Contractual Maturity Date
	Current	Long-Term
Recourse debt:
RCF Credit Agreement	$—	$—	$—	$5,000	Not applicable	January 2028
Other	4	3	7	—	4.70-5.75%	March 2025-January 2031
Total recourse debt	4	3	7	5,000
Non-recourse debt:
Automotive Asset-backed Notes	2,255	2,059	4,329	—	3.45-6.57%	September 2025-June 2035
China Working Capital Facility	—	2,740	2,740	—	1.92%	April 2025 (2)
Energy Asset-backed Notes	54	434	493	—	4.80-6.25%	December 2025-June 2050
Cash Equity Debt	30	299	338	—	5.25-5.81%	July 2033-January 2035
Total non-recourse debt	2,339	5,532	7,900	—
Total debt	2,343	5,535	$7,907	$5,000
Finance leases	113	222
Total debt and finance leases	$2,456	$5,757
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

Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to debt discounts or deferred issuance costs. As of September 30, 2025, we were in material compliance with all financial debt covenants.
Automotive Asset-backed Notes
During the third quarter of 2025, we transferred beneficial interests related to certain leased vehicles into a special purpose entity and issued $750 million in aggregate principal amount of Automotive Asset-backed Notes, with terms similar to our other previously issued Automotive Asset-backed Notes. The proceeds from the issuance, net of debt issuance costs, were $746 million.
China Working Capital Facility
In March 2025, the China Working Capital Facility was amended to extend the availability of funds through April 2028. In addition, the maturity date for each borrowing is the earlier of one year from the date the funds are drawn or April 2029.
In September 2025, the China Working Capital Facility was further amended to increase the aggregate lender commitment by RMB 20.00 billion. Borrowings will bear interest at a rate equal to the Loan Prime Rate published by the People’s Bank of China minus 0.89% or 0.99%, as applicable under the terms of the agreement.
Note 8 – Equity Incentive Plans
2025 CEO Interim Award
In August 2025, the Board of Directors granted and issued 96.0 million shares of restricted stock to our CEO (the “2025 CEO Interim Award”), which will vest on the second anniversary of the grant date, assuming his continued employment as either the CEO or as an executive responsible for product development or operations (as approved by disinterested members of the Board of Directors) through the vesting date. Our CEO must pay the Company $23.34 per share (the “Purchase Price”) of restricted stock that vests, which is equal to the exercise price per share of the stock-based compensation plan awarded to Elon Musk in 2018 (the “2018 CEO Performance Award”).
Restricted stock under the 2025 CEO Interim Award will be immediately forfeited and returned (an “Early Forfeiture”) to the Company to preclude a “double dip” or windfall if, prior to vesting, there is a final, non-appealable judgment, order or decision of the Delaware courts with respect to the action captioned Tornetta v. Elon Musk et al., C.A. No. 2018-0408-KSJM (Del. Ch.), or any pending or future appeal, including In re Tesla, Inc. Derivative Litigation, Nos. 10, 2025, 11, 2025 (Del.) (a “Tornetta Decision Event”) (see Note 10, Commitments and Contingencies), that results in our CEO becoming able to exercise in full the 2018 CEO Performance Award. If a Tornetta Decision Event results in our CEO becoming able to exercise options covered by the 2018 CEO Performance Award, but does not result in Early Forfeiture, then, if the Tornetta Decision Event occurs before the 2025 CEO Interim Award vests, shares covered by the 2025 CEO Interim Award will be reduced to the extent that (a) the sum of the 2025 CEO Interim Award shares and any amount of options exercisable under the 2018 CEO Performance Award exceeds (b) the total number of options subject to the 2018 CEO Award in full (the “Excess Amount”), and if the Tornetta Decision Event occurs after the 2025 CEO Interim Award vests, then our CEO will return or otherwise repay us for shares issued under the 2025 CEO Interim Award (with us returning or repaying the Purchase Price) or forfeit options underlying the 2018 CEO Performance Award equal to the Excess Amount. The “no double dip” provision means that if our CEO gains the ability to exercise the 2018 CEO Performance Award, there will be no material additional benefit to him because the total number of shares awarded under the 2025 CEO Interim Award together with the 2018 CEO Performance Award cannot exceed the number of shares underlying the 2018 CEO Performance Award.
Our CEO must hold shares covered by the 2025 CEO Interim Award for five years from the date of grant, subject to certain exceptions, including to satisfy taxes due in respect of vesting of the 2025 CEO Interim Award and/or to pay the Purchase Price. The 2025 CEO Interim Award will vest on an accelerated basis prior to the second anniversary of the grant date if our CEO is in continued eligible service upon a change in control or his death.

Stock-based compensation expense associated with the 2025 CEO Interim Award is recognized over the requisite service period, based on the grant date fair value on the date the shares are issued, but only if and when the vesting of the award becomes probable. Additionally, our CEO stock-based compensation represents a non-cash expense and is recorded as a selling, general and administrative operating expense in our consolidated statement of operations. The grant date fair value of the 2025 CEO Interim Award is $26.06 billion. The grant date fair value is based upon the closing market price of our common stock as of the issuance date, less the Purchase Price, adjusted to take into account an illiquidity discount due to the required holding period.
As of September 30, 2025, the vesting of the 2025 CEO Interim Award is not deemed probable based on the probability of performance conditions being met. No stock-based compensation expense has been recorded for the 2025 Interim CEO Award for the three and nine months ended September 30, 2025.
2025 CEO Performance Award
In September 2025, the Board of Directors approved the issuance of approximately 423.7 million shares of performance-based restricted stock to our CEO (the “2025 CEO Performance Award”), which is subject to vote and approval by our shareholders at the 2025 Annual Meeting of Shareholders. The shares of restricted stock covered by the 2025 CEO Performance Award will only be issued following receipt of shareholder approval. The shares of restricted stock will be subject to performance-based, market-based and time-based vesting conditions and upon vesting will include an offset amount of $334.09 per share, which is the closing price on the Nasdaq Global Select Market of our common stock on September 3, 2025. The preliminary aggregate fair value estimate, assuming the actual achievement of all performance milestones, is disclosed in our 2025 proxy statement, based on a Monte Carlo simulation using $334.09 per share. Those amounts do not necessarily correspond to the actual value that may be recognized, which depends on, among other things, the market value of our common stock. The current market price of our common stock has increased since the grant date. Since the 2025 CEO Performance Award has not been approved by our shareholders and has not been issued, no stock-based compensation expense has been recorded for the 2025 CEO Performance Award for the three and nine months ended September 30, 2025.
Other Performance-Based Grants
From time to time, the Compensation Committee of our Board of Directors grants certain employees performance-based restricted stock units and stock options.
As of September 30, 2025, we had unrecognized stock-based compensation expense of $1.28 billion under these grants to purchase or receive an aggregate 10.7 million shares of our common stock. For awards probable of achievement, we estimate the unrecognized stock-based compensation expense of $819 million will be recognized over a weighted-average period of 3.5 years.
For the three and nine months ended September 30, 2025, we recorded $93 million and $185 million, respectively, of stock-based compensation expense related to these grants, net of forfeitures. For the three and nine months ended September 30, 2024, stock-based compensation expense related to these grants, net of forfeitures, were immaterial.
Summary Stock-Based Compensation Information
The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$207	$184	$629	$566
Research and development	335	191	910	572
Selling, general and administrative	121	82	332	280
Restructuring and other	—	—	—	2
Total	$663	$457	$1,871	$1,420

Note 9 – Income Taxes
Our effective tax rate was 29% and 27% for the three and nine months ended September 30, 2025, respectively, compared to 22% and 23% for the three and nine months ended September 30, 2024, respectively. The change in our effective tax rate was primarily due to changes in the mix of our jurisdictional earnings, a decrease in foreign income deductions resulting from lower taxable income attributable to the OBBBA and the remeasurement of our deferred tax assets related to net controlled foreign corporation tested income (“NCTI”) under the OBBBA.
Our effective tax rates for the first three and nine months of 2025 and 2024 as compared to the U.S. federal statutory rate of 21% were primarily impacted by the mix of our jurisdictional earnings subject to different tax rates, valuation allowances on our deferred tax assets and benefits from our U.S. research and development credits, and manufacturing production credits.
Note 10 – Commitments and Contingencies
Operating Lease Arrangements in Buffalo, New York and Shanghai, China
For a description of our operating lease arrangements in Buffalo, New York, and Shanghai, China, refer to Note 14, Commitments and Contingencies, in our Annual Report on Form 10-K for the year ended December 31, 2024. As of September 30, 2025, we have met and expect to meet the requirements under these arrangements, as may be modified and discussed from time to time, based on our current and anticipated level of operations.
Legal Proceedings
Litigation Relating to 2018 CEO Performance Award
On June 4, 2018, a purported Tesla stockholder filed a putative class and derivative action in the Delaware Court of Chancery against Elon Musk and the members of Tesla’s board of directors as then constituted, alleging corporate waste, unjust enrichment and that such board members breached their fiduciary duties by approving the 2018 CEO Performance Award. Trial was held November 14-18, 2022. On January 30, 2024, the Court issued an opinion finding that the 2018 CEO Performance Award should be rescinded. Plaintiff’s counsel filed a brief seeking a fee award of 29,402,900 Tesla shares, plus expenses of $1,120,115.50. Tesla opposed the fee request, and at Tesla’s 2024 Annual Meeting of Stockholders, 72% of the disinterested voting shares of Tesla, excluding shares owned by Mr. Musk and Kimbal Musk, voted to ratify the 2018 CEO Performance Award. Because Tesla’s disinterested stockholders voted to ratify the 2018 CEO Performance Award, Mr. Musk and the other director defendants, joined by Tesla, filed a brief seeking to revise the Court’s January 30, 2024 opinion. On December 2, 2024, the Court issued an opinion denying the motion to revise the Court’s January 30, 2024 opinion and awarded Plaintiff’s counsel fees in the amount of $345 million. A final judgment was entered by the Court, and the director defendants and Tesla appealed the decisions to the Delaware Supreme Court. Tesla and the Director Defendants filed their response briefs on March 11, 2025. Plaintiffs filed their opening brief on April 25, 2025, and reply briefs were filed on May 16, 2025. Oral argument occurred on October 15, 2025. We are awaiting the Delaware Supreme Court’s decision, and if the appeal were unsuccessful, it could result in a material adverse impact on our business and reported earnings due to the uncertainty and potentially significant costs associated with replacing or revising Mr. Musk’s compensation package, the types of which were described in our 2024 proxy statement.
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

The Company disagrees with the amount of attorneys’ fees awarded by the court. On February 10, 2025, Tesla appealed the attorneys’ fee award amount to the Delaware Supreme Court. Tesla did not appeal the Delaware Court of Chancery’s approval of the underlying settlement. Also on February 10, 2025, a single shareholder appealed the approval of the settlement. This shareholder’s appeal does not seek to alter any material terms (e.g., financial contributions or the defendants’ obligations under the Settlement Agreement). The Delaware Court of Chancery had previously rejected this shareholder’s objections when approving the Settlement Agreement. Tesla’s appeal of the attorneys’ fee award and the single shareholder’s appeal have been fully briefed, and oral argument is scheduled for October 29, 2025.
Because neither Tesla’s appeal nor the shareholder’s appeal seeks to vacate the Settlement Agreement or materially modify its terms, the Company implemented the provisions of the Settlement Agreement in May 2025 by cancelling the options requiring cancellation under its terms.
In connection with the settlement, Tesla received $277 million from certain directors and paid Plaintiff’s counsel fees of $176 million (which, as noted above, the Company is appealing) in the three months ended March 31, 2025. We recorded a $31 million reversal of previously recognized stock-based compensation expense in association with the returned awards and increased our provision for income taxes in relation to the return of directors’ compensation. As the settlement was an equity transaction, the net impact to additional paid-in-capital was $110 million in the three months ended March 31, 2025.
Litigation Relating to Potential Going Private Transaction
Between October 17, 2018 and March 8, 2021, seven derivative lawsuits were filed in the Delaware Court of Chancery, purportedly on behalf of Tesla, against Mr. Musk and the members of Tesla’s board of directors, as constituted at relevant times, in relation to statements made and actions connected to a potential going private transaction, with certain of the lawsuits challenging additional Twitter posts by Mr. Musk, among other things. Several of those actions were consolidated. On September 19, 2025, one of the non-consolidated cases was dismissed with prejudice through a stipulation and order. The other cases remain stayed. In addition to these cases, two derivative lawsuits were filed on October 25, 2018 and February 11, 2019 in the U.S. District Court for the District of Delaware, purportedly on behalf of Tesla, against Mr. Musk and the members of the Tesla board of directors as then constituted. Those cases were also consolidated, and on April 25, 2025, were dismissed with prejudice through a stipulation and order.
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

Certain Derivative Lawsuits in Delaware
Before converting from a Delaware to Texas corporation on June 13, 2024, three separate derivative actions brought by purported Tesla stockholders were filed in the Delaware Court of Chancery on May 24, June 10 and June 13, 2024, purportedly on behalf of Tesla, against current and former directors regarding topics involving Elon Musk and others, X Corp. (formerly Twitter) and x.AI. These suits assert various claims, including breach of fiduciary duty and breach of contract, and seek unspecified damages and other relief. On August 6, 2024, the plaintiffs in these three actions moved to consolidate the matters into a single case. The Court consolidated two of the three cases. Tesla and the directors filed motions to dismiss, and oral argument on those motions is scheduled for October 22, 2025.
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

Other Litigation Related to Our Products and Services
We are also subject to various lawsuits that seek monetary and other injunctive relief. These lawsuits include proposed class actions and other consumer claims that allege, among other things, purported defects and misrepresentations related to our products and services. For example, on September 14, 2022, a proposed class action was filed against Tesla, Inc. and related entities in the U.S. District Court for the Northern District of California, alleging various claims about the Company’s driver assistance technology systems under state and federal law. This case was later consolidated with several other proposed class actions, and a Consolidated Amended Complaint was filed on October 28, 2022, which seeks damages and other relief on behalf of all persons who purchased or leased from Tesla between January 1, 2016, to the present. On October 5, 2022, a proposed class action complaint was filed in the U.S. District Court for the Eastern District of New York asserting similar state and federal law claims against the same defendants. On September 30, 2023, the Court dismissed this action with leave to amend the complaint. On November 20, 2023, the plaintiff moved to amend the complaint, which Tesla opposed. On August 8, 2024, the Court denied the plaintiff’s motion for leave to file an amended complaint and entered judgment for Tesla. On September 5, 2024, the plaintiff filed a notice of appeal to United States Court of Appeals for the Second Circuit, and oral argument occurred on March 20, 2025. On April 25, 2025, the Second Circuit affirmed the lower court’s order and dismissed the case. On March 22, 2023, the plaintiffs in the Northern District of California consolidated action filed a motion for a preliminary injunction to order Tesla to (1) cease using the term “Full Self-Driving Capability” (FSD Capability), (2) cease the sale and activation of FSD Capability and deactivate FSD Capability on Tesla vehicles, and (3) provide certain notices to consumers about proposed court-findings about the accuracy of the use of the terms Autopilot and FSD Capability. Tesla opposed the motion. On September 30, 2023, the Court denied the request for a preliminary injunction, compelled four of five plaintiffs to arbitration, and dismissed the claims of the fifth plaintiff with leave to amend the complaint. On October 31, 2023, the remaining plaintiff in the Northern District of California action filed an amended complaint, which Tesla moved to dismiss, and on May 15, 2024, the Court granted in part and denied in part Tesla’s motion. On May 6, 2025, the plaintiff filed a motion for class certification, which Tesla opposed, and on August 18, 2025, the Court certified a class comprised of California consumers who are not subject to an arbitration agreement. On October 2, 2023, a similar proposed class action was filed in San Diego County Superior Court in California. Tesla subsequently removed the San Diego County case to federal court and on January 8, 2024, the federal court granted Tesla’s motion to transfer the case to the U.S. District Court for the Northern District of California. Tesla moved to compel arbitration, which the plaintiff did not oppose, and on June 27, 2024, the Court stayed the case pending arbitration.
On February 27, 2023, a proposed class action was filed in the U.S. District Court for the Northern District of California against Tesla, Inc., Elon Musk and certain current and former Company executives. The complaint alleges that the defendants made material misrepresentations and omissions about the Company’s Autopilot and FSD Capability technologies and seeks money damages and other relief on behalf of persons who purchased Tesla stock between February 19, 2019, and February 17, 2023. An amended complaint was filed on September 5, 2023, naming only Tesla, Inc. and Elon Musk as defendants. On November 6, 2023, Tesla moved to dismiss the amended complaint. On September 30, 2024, the Court granted Tesla’s motion to dismiss without prejudice. On November 26, 2024, the court issued a final judgment in Tesla’s favor, and on December 23, 2024, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. The appeal has been fully briefed, and oral argument is scheduled for November 20, 2025.
On August 4, 2025, a proposed class action was filed in the U.S. District Court Western District of Texas against Tesla, Inc., Elon Musk, and certain current and former Company executives. The complaint alleges that the defendants violated federal securities laws through alleged material misrepresentations in public filings regarding the effectiveness of Autopilot, Full-Self Driving (Supervised), and Robotaxi. The complaint seeks monetary damages and other relief on behalf of persons who purchased Tesla stock between April 19, 2023, and June 22, 2025.
The Company intends to vigorously defend itself in these matters; however, we cannot predict the outcome or impact. We are unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, unless noted.

Benavides v. Tesla, Inc.
On August 1, 2025, a jury in the U.S. District Court for the Southern District of Florida reached a verdict in a product liability trial relating to certain allegations regarding the use of our Autopilot technology in a 2019 accident that resulted in a fatality and injuries. The jury awarded $129 million in total compensatory damages, finding the driver 67% at fault and the Company 33% at fault. The jury also awarded $200 million in punitive damages. On September 15, 2025, the Company filed a post-trial motion for judgment as a matter of law or, in the alternative, a new trial on all issues or an amended judgment to lesser compensatory and punitive damages. Although we believe that the facts and law do not justify the damages awarded, the Company has recorded an immaterial accrual.
We have experienced, and we expect to continue to face, claims and regulatory scrutiny arising from or related to misuse or claimed failures or alleged misrepresentations of new technologies that we are pioneering. We are unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims.
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
We are also subject to various other legal proceedings, risks and claims that arise from the normal course of business activities. For example, on August 5, 2023, a putative class action was filed in the United States District Court for the Northern District of California, purportedly on behalf of all U.S. individuals impacted by a data misappropriation incident earlier that year. Several additional lawsuits followed, each asserting claims under various state laws and seeking monetary damages and other relief. If an unfavorable ruling or development were to occur in these or other possible legal proceedings, risks and claims, there exists the possibility of a material adverse impact on our business, results of operations, prospects, cash flows, financial position or brand.

Note 11 – Variable Interest Entity Arrangements
The aggregate carrying values of the variable interest entities’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in millions):

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$75	$49
Accounts receivable, net	21	18
Prepaid expenses and other current assets	319	276
Total current assets	415	343
Operating lease vehicles, net	301	392
Solar energy systems, net	2,209	2,310
Other non-current assets	198	183
Total assets	$3,123	$3,228
Liabilities
Current liabilities
Accrued liabilities and other	$47	$32
Deferred revenue	6	6
Current portion of debt and finance leases	1,646	2,114
Total current liabilities	1,699	2,152
Deferred revenue, net of current portion	62	71
Debt and finance leases, net of current portion	1,680	1,834
Total liabilities	$3,441	$4,057
Note 12 – Segment Reporting and Information about Geographic Areas
We have two operating and reportable segments: (i) automotive and (ii) energy generation and storage. The following table presents revenues, cost of revenues and gross profit by reportable segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Automotive segment
Revenues	$24,680	$22,806	$60,992	$64,958
Cost of revenues (1)	$20,699	$18,534	$51,611	$53,555
Gross profit	$3,981	$4,272	$9,381	$11,403
Energy generation and storage segment
Revenues	$3,415	$2,376	$8,934	$7,025
Cost of revenues (2)	$2,342	$1,651	$6,230	$5,157
Gross profit	$1,073	$725	$2,704	$1,868
(1)Depreciation and amortization included in Cost of revenues for the automotive segment for the three and nine months ended September 30, 2025 was $959 million and $2.80 billion, respectively. Depreciation and amortization included in Cost of revenues for the automotive segment for the three and nine months ended September 30, 2024 was $938 million and $2.70 billion, respectively.
(2)Depreciation and amortization included in Cost of revenues for the energy generation and storage segment for the three and nine months ended September 30, 2025 was $92 million and $262 million, respectively. Depreciation and amortization included in Cost of revenues for the energy generation and storage segment for the three and nine months ended September 30, 2024 was $95 million and $280 million, respectively.

The following table presents revenues by geographic area based on the sales location of our products (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$14,598	$12,584	$36,740	$35,602
China	5,653	5,665	14,261	14,893
Other international	7,844	6,933	18,925	21,488
Total	$28,095	$25,182	$69,926	$71,983
The following table presents long-lived assets by geographic area (in millions):

	September 30, 2025	December 31, 2024
United States	$34,797	$32,461
Germany	4,765	4,175
Other international	4,518	4,124
Total	$44,080	$40,760
The following table presents inventory by reportable segment (in millions):

	September 30, 2025	December 31, 2024
Automotive	$9,381	$9,988
Energy generation and storage	2,895	2,029
Total	$12,276	$12,017
Note 13 – Restructuring and Other
In the third quarter of 2025, we initiated certain actions in order to reduce costs and improve efficiency through convergence of AI chip design efforts. As a result, we recognized $238 million of expenses, within our automotive segment, related to charges for supercomputer assets, contract terminations and employee terminations.
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
Overview
Our mission is to accelerate the world’s transition to sustainable energy. We design, develop, manufacture, lease and sell high-performance fully electric vehicles, solar energy generation systems and energy storage products. We also offer ride-hailing, maintenance, installation, operation, charging, insurance, financial and other services related to our products. Additionally, we are increasingly focused on products and services based on AI, robotics and automation.
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
In 2025, we produced approximately 1,220,000 consumer vehicles and delivered approximately 1,218,000 consumer vehicles through the third quarter. We are focused on profitable growth via a differentiated and efficiently managed product portfolio that leverages our existing factories and production lines, further improving and deploying our FSD (Supervised) capabilities, including future autonomous capabilities through our purpose-built Robotaxi product, Cybercab, reducing costs, increasing vehicle production, utilized capacity and delivery capabilities, improving and developing our vehicles, battery and AI compute technologies, vertically integrating and localizing our supply chain, and expanding our global infrastructure, including our service and charging infrastructure. We have continued to expand and refine our Robotaxi service after its June 2025 launch, capitalizing on our AI investments and scalable mobility infrastructure to advance a service-driven business model.
In 2025, we deployed 32.5 GWh of energy storage products through the third quarter. We are focused on ramping the production, increasing the market penetration of our energy storage products, developing our battery technologies and vertically integrating, localizing and expanding our supply chain.
During the three and nine months ended September 30, 2025, we recognized total revenues of $28.10 billion and $69.93 billion, respectively, representing an increase of $2.91 billion and a decrease of $2.06 billion, respectively, compared to the same periods in the prior year. During the three and nine months ended September 30, 2025, our net income attributable to common stockholders was $1.37 billion and $2.95 billion, respectively, representing decreases of $800 million and $2.01 billion, respectively, compared to the same periods in the prior year. We continue to ramp production and build and optimize our manufacturing capacity, expand our operations while focusing on further cost reductions and operational efficiencies to enable increased deliveries and deployments of our products, and invest in research and development to accelerate our AI, software and fleet-based profits for further revenue growth.
We ended the third quarter of 2025 with $41.65 billion in cash and cash equivalents and investments, representing an increase of $5.08 billion from the end of 2024. Our cash flows provided by operating activities were $10.93 billion during the nine months ended September 30, 2025, compared to $10.11 billion during the same period ended September 30, 2024, representing an increase of $825 million. Capital expenditures amounted to $6.13 billion during the nine months ended September 30, 2025, compared to $8.56 billion during the same period ended September 30, 2024, representing a decrease of $2.43 billion. Overall growth has allowed our business to generally fund itself, and we will continue to make critical high-value investments while maintaining a strong balance sheet.

Management Opportunities, Challenges and Uncertainties and 2025 Outlook
Automotive and AI Enabled Products—Production
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
We are focused on growing and optimizing our manufacturing capacity, which includes capacity for manufacturing newer vehicle models and future vehicles utilizing aspects of our next generation platform, while maximizing production rate and efficiency at our Gigafactories. In the third quarter, we launched several new vehicle options across multiple geographies as we aim to increase utilization of our manufacturing footprint and expand our addressable markets, including the Model YL, Model Y Performance and Model 3 and Model Y Standard. The next phase of production growth will be initiated by advances in autonomy and the introduction of new products, including those built on our next generation vehicle platform, as well as our ability to manufacture our own cells that we are developing to have high-volume output, lower capital and production costs and longer range. Our goals are to improve vehicle performance, decrease production costs and increase affordability and customer awareness. We are also capitalizing on our strengths in real-world AI data to advance the development of Optimus, a general purpose, autonomous humanoid robot.
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
Automotive and AI Enabled Products—Demand, Sales, Deliveries and Infrastructure
Our cost reduction efforts, cost innovation strategies, and additional localized procurement and manufacturing are key to our vehicles’ affordability and have allowed us to competitively price our vehicles. We will also continue to generate demand by improving our vehicles’ performance and functionality, including through product offerings and features utilizing artificial intelligence such as Autopilot, FSD (Supervised), and other software, and delivering new vehicles and vehicle options. In addition, we believe the launch of our Robotaxi service unlocks the potential for significant business growth to advance a service-driven business model. We will continue to improve safety and profitability while scaling the network. In addition, we have been increasing awareness, and expanding our vehicle financing programs, including attractive leasing terms for our customers.

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
Changes in government and economic policies, incentives or tariffs may also impact our production, cost structure and the competitive landscape. While the final scope and application of recently announced changes in trade policy remain uncertain at this time, higher tariffs on imports and subsequent retaliatory tariffs could adversely impact consumer spending and demand for durable goods and related services. Furthermore, certain provisions of the OBBBA, including the removal of tax credits for electric vehicles, may also impact consumer demand for electric vehicles in general. We will continue to adjust accordingly to such developments, and we believe our ongoing cost reduction efforts, including through production innovation, process improvements and logistics optimization, and focus on operating leverage, vertical integration and supply chain localization will continue to benefit us in relation to our competitors. Our new products, which include more affordable options, and our advances in autonomy, position us for future growth.
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
Energy Generation and Storage Demand, Production and Deployment
The long-term success of this business is dependent upon incremental volume growth. We continue to increase the production and capabilities of our energy storage products to meet high levels of demand, including the ramps of our Megafactories in Shanghai and Lathrop, California, and the construction of a new Megafactory near Houston, Texas. In the third quarter, we launched Megapack 3 and Megablock, our next-generation industrial storage product. For Megapack, energy storage deployments can vary meaningfully quarter to quarter depending on the timing of specific project milestones and logistics. As these product lines grow, we will have to maintain adequate battery cell supply for our energy storage products. At the same time, changes in government and economic incentives or tariffs may also impact our sales, cost structure and the competitive landscape. For instance, import tariffs by the US government and the provisions of the OBBBA could significantly increase battery cell expenses and impact costs for our consumers, negatively impacting consumer demand. Despite these challenges, as AI infrastructure drives rapid load growth, we see opportunities for our energy storage products to stabilize the grid, shift energy when it is needed most and provide additional power capacity.

Cash Flow and Capital Expenditure Trends
Our capital expenditures are typically difficult to project beyond the short-term given the number and breadth of our core projects at any given time, and may further be impacted by uncertainties in future global market conditions and shifting global trade and fiscal policy. We are simultaneously developing and ramping new products, building or ramping manufacturing facilities on three continents, piloting the development and manufacture of new battery cell technologies, expanding our Supercharger network and investing in autonomy and other artificial intelligence enabled training and products, and the pace of our capital spend may vary depending on overall priority among projects, the pace at which we meet milestones, production adjustments to and among our various products, increased capital efficiencies and the addition of new projects. While we prepare for near-term challenges to our business under current policies, we are focused on long-term growth opportunities as we continue to make critical, high-value investments while maintaining a strong balance sheet. Owing and subject to the foregoing as well as the pipeline of announced projects under development, all other continuing infrastructure growth and varying levels of inflation, we currently expect our capital expenditures to be approximately $9.00 billion in 2025. Changes in fiscal and trade policy may necessitate adjustments to our project timelines, potentially impacting our cash flow and capital expenditure expectations.
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
Results of Operations
Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2025	2024	$	%	2025	2024	$	%
Automotive sales	$20,359	$18,831	$1,528	8%	$49,071	$53,821	$(4,750)	(9)%
Automotive regulatory credits	417	739	(322)	(44)%	1,451	2,071	(620)	(30)%
Automotive leasing	429	446	(17)	(4)%	1,311	1,380	(69)	(5)%
Total automotive revenues	21,205	20,016	1,189	6%	51,833	57,272	(5,439)	(9)%
Services and other	3,475	2,790	685	25%	9,159	7,686	1,473	19%
Total automotive & services and other segment revenue	24,680	22,806	1,874	8%	60,992	64,958	(3,966)	(6)%
Energy generation and storage segment revenue	3,415	2,376	1,039	44%	8,934	7,025	1,909	27%
Total revenues	$28,095	$25,182	$2,913	12%	$69,926	$71,983	$(2,057)	(3)%

Automotive & Services and Other Segment
Automotive sales revenue increased $1.53 billion, or 8%, in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, due to an increase of approximately 46,000 combined Model 3 and Model Y cash deliveries, partially offset by a decrease of approximately 8,000 deliveries of other models and a decrease in one-time FSD recognition as we had recognized $326 million of FSD revenue for Cybertruck and certain features such as Actually Smart Summon in the third quarter of 2024.
Automotive sales revenue decreased $4.75 billion, or 9%, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, due to a decrease of approximately 24,000 deliveries of other models and a decrease of approximately 49,000 combined Model 3 and Model Y cash deliveries in part from bringing down all of our vehicle factories simultaneously for the changeover to New Model Y. Additionally, there was a decrease in one-time FSD recognition compared to the prior period and a lower average selling price per unit driven by sales mix and higher customer incentives such as attractive financing options.
Automotive regulatory credits revenue decreased $322 million, or 44%, in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Automotive regulatory credits revenue decreased $620 million, or 30%, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Fluctuations in automotive regulatory credits are impacted by our supply of credits, subject to changes in regulation, production and sales. Furthermore, we are impacted by the demand for credits by other automobile manufacturers.
Services and other revenue increased $685 million, or 25%, in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to increases in used vehicle sales volume, paid Supercharging sessions, non-warranty maintenance services and collision revenue and insurance business revenue.
Services and other revenue increased $1.47 billion, or 19%, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to increases in paid Supercharging sessions, non-warranty maintenance services and collision revenue, used vehicle sales volume and insurance business revenue.
Energy Generation and Storage Segment
Energy generation and storage revenue increased $1.04 billion, or 44%, in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Energy generation and storage revenue increased $1.91 billion, or 27%, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increases were primarily due to increases in Megapack and Powerwall deployments compared to the prior periods, partially offset by a decrease in average selling price of Megapack.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2025	2024	$	%	2025	2024	$	%
Cost of revenues
Automotive sales	$17,365	$15,743	$1,622	10%	$42,393	$45,602	$(3,209)	(7)%
Automotive leasing	225	247	(22)	(9)%	692	761	(69)	(9)%
Total automotive cost of revenues	17,590	15,990	1,600	10%	43,085	46,363	(3,278)	(7)%
Services and other	3,109	2,544	565	22%	8,526	7,192	1,334	19%
Total automotive & services and other segment cost of revenues	20,699	18,534	2,165	12%	51,611	53,555	(1,944)	(4)%
Energy generation and storage segment	2,342	1,651	691	42%	6,230	5,157	1,073	21%
Total cost of revenues	$23,041	$20,185	$2,856	14%	$57,841	$58,712	$(871)	(1)%

Gross profit total automotive	$3,615	$4,026			$8,748	$10,909
Gross margin total automotive	17.0%	20.1%			16.9%	19.0%

Gross profit total automotive & services and other segment	$3,981	$4,272			$9,381	$11,403
Gross margin total automotive & services and other segment	16.1%	18.7%			15.4%	17.6%

Gross profit energy generation and storage segment	$1,073	$725			$2,704	$1,868
Gross margin energy generation and storage segment	31.4%	30.5%			30.3%	26.6%

Total gross profit	$5,054	$4,997			$12,085	$13,271
Total gross margin	18.0%	19.8%			17.3%	18.4%
Automotive & Services and Other Segment
Cost of automotive sales revenue increased $1.62 billion, or 10%, in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due a net increase in deliveries year over year as discussed above and a higher average cost per unit due to lower fixed cost absorption, an increase in tariffs and sales mix, partially offset by lower material costs.
Cost of automotive sales revenue decreased $3.21 billion, or 7%, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, due to the decreases in deliveries year over year as discussed above and lower average cost per unit due to sales mix and lower material costs, partially offset by lower fixed cost absorption and an increase in tariffs compared to the prior period.
Cost of services and other revenue increased $565 million, or 22%, in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to increases in used vehicle sales volume, cost of paid Supercharging revenue, and cost of non-warranty maintenance services and collision revenue.
Cost of services and other revenue increased $1.33 billion, or 19%, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to increases in used vehicle sales volume and cost, cost of paid Supercharging sessions, and cost related to our insurance business.
Gross margin for total automotive decreased from 20.1% to 17.0% in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Gross margin for total automotive decreased from 19.0% to 16.9% in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The decreases were primarily due to the changes in automotive sales revenue and cost of automotive sales revenue, as discussed above, as well as decreases in regulatory credits revenue.

Gross margin for total automotive & services and other segment decreased from 18.7% to 16.1% in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Gross margin for total automotive & services and other segment decreased from 17.6% to 15.4% in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The changes in gross margin were primarily due to the automotive gross margin factors discussed above, partially offset by an improvement in services and other margins.
Energy Generation and Storage Segment
Cost of energy generation and storage revenue increased $691 million, or 42%, in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to an increase in Megapack and Powerwall deployments compared to the prior period, partially offset by a decrease in average cost per unit for Megapack from lower raw material costs, lower manufacturing costs for Megapack in part from the ramp of Shanghai Megafactory, partially offset by higher tariffs.
Cost of energy generation and storage revenue increased $1.07 billion, or 21%, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily from increases in Megapack and Powerwall deployments compared to the prior period, partially offset by a decrease in average cost per unit for Megapack and Powerwall primarily from lower raw material costs, lower manufacturing costs for Megapack in part from the ramp of Shanghai Megafactory, partially offset by higher tariffs.
Gross margin for energy generation and storage increased from 30.5% to 31.4% in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Gross margin for energy generation and storage increased from 26.6% to 30.3% in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increases were primarily due to the changes in energy generation and storage revenue and cost of energy generation and storage revenue, as discussed above.
Research and Development Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2025	2024	$	%	2025	2024	$	%
Research and development	$1,630	$1,039	$591	57%	$4,628	$3,264	$1,364	42%
As a percentage of revenues	6%	4%			7%	5%
Research and development (“R&D”) expenses increased $591 million, or 57%, in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. R&D expenses increased $1.36 billion, or 42%, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. These increases were primarily due to increases in costs related to AI and other programs as we continue to expand our product roadmap and technologies. Additionally, there were increases in stock-based compensation of $145 million and $338 million in the three and nine months ended September 30, 2025 as compared to the prior periods, respectively.
R&D expenses as a percentage of revenue increased from 4% to 6% in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to higher R&D expenses, partially offset by an increase in total revenues in the current period. R&D expenses as a percentage of revenue increased from 5% to 7% in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to higher R&D expenses and a decrease in total revenues in the current period.
Selling, General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2025	2024	$	%	2025	2024	$	%
Selling, general and administrative	$1,562	$1,186	$376	32%	$4,179	$3,837	$342	9%
As a percentage of revenues	6%	5%			6%	5%
Selling, general and administrative (“SG&A”) expenses increased $376 million, or 32%, in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, driven by a $168 million increase in operating expenses including legal charges, a $151 million increase in employee and labor costs, including professional services, a $38 million increase in stock-based compensation and a $25 million increase in marketing expenses.

SG&A expenses increased $342 million, or 9%, in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, driven by a $237 million increase in operating expenses including legal charges, a $126 million increase in employee and labor costs, including professional services, a $52 million increase in stock-based compensation, partially offset by an $82 million decrease in facilities related expenses.
Restructuring and Other

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2025	2024	$	%	2025	2024	$	%
Restructuring and other	$238	$55	$183	333%	$332	$677	$(345)	(51)%
In the third quarter of 2025, we initiated certain actions in order to reduce costs and improve efficiency through convergence of AI chip design efforts. As a result, we recognized $238 million of expenses, within our automotive segment, related to charges for supercomputer assets, contract terminations and employee terminations.
In the second quarter of 2024, we initiated and substantially completed certain restructuring actions to reduce costs and improve efficiency. As a result, we recognized $583 million of employee termination expenses in Restructuring and other in our consolidated statement of operations.
Interest Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2025	2024	$	%	2025	2024	$	%
Interest income	$439	$429	$10	2%	$1,231	$1,127	$104	9%
Interest income increased $10 million, or 2%, in the three months ended September 30, 2025 and increased $104 million, or 9%, in the nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, respectively. The increases were primarily due to higher interest earned on our cash and cash equivalents and short-term investments compared to the prior period due to increases in our average portfolio balance, partially offset by lower average interest rates.
Other (Expense) Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2025	2024	$	%	2025	2024	$	%
Other (expense) income, net	$(28)	$(263)	$235	(89)%	$173	$100	$73	73%
Other (expense) income, net, changed favorably by $235 million in the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Other (expense) income, net, changed favorably by $73 million in the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The changes are primarily due to fluctuations in foreign currency exchange rates on our intercompany balances and mark-to-market on our bitcoin digital assets. As our intercompany balances are significant in nature and we do not typically hedge foreign currency risk, we can experience significant fluctuations in foreign currency exchange rate gains and losses from period to period.

Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2025	2024	$	%	2025	2024	$	%
Provision for income taxes	$570	$602	$(32)	(5)%	$1,098	$1,456	$(358)	(25)%
Effective tax rate	29%	22%			27%	23%
Our provision for income taxes decreased by $32 million in the three months ended September 30, 2025 and decreased by $358 million in the nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, respectively, primarily due to the change in our pre-tax income year over year, offset by changes in forecasted annual effective tax rate. Our effective tax rate increased from 22% to 29% in the three months ended September 30, 2025 and increased from 23% to 27% in the nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024, respectively, primarily due to changes in the mix of our jurisdictional earnings, a decrease in foreign income deductions resulting from lower taxable income attributable to the OBBBA and the remeasurement of our deferred tax assets related to net controlled foreign corporation tested income (“NCTI”) under the OBBBA.
See Note 9, Income Taxes, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.
Liquidity and Capital Resources
We expect to continue to generate net positive operating cash flow. The cash we generate from our core operations enables us to fund ongoing operations and production, our research and development projects for new products and technologies including our proprietary battery cells, additional manufacturing ramps at existing manufacturing facilities, the construction of future factories, and the continued expansion of our retail and service locations, body shops, Mobile Service fleet, Supercharger, energy product installation capabilities and autonomy and other artificial intelligence enabled products.
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
Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following September 30, 2025, as well as in the long-term.
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
As discussed in and subject to the considerations referenced in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Opportunities, Challenges and Uncertainties and 2025 Outlook—Cash Flow and Capital Expenditure Trends in this Quarterly Report on Form 10-Q, we currently expect our capital expenditures to be approximately $9.00 billion in 2025. Changes in trade policy may necessitate adjustments to our project timelines, potentially impacting our capital expenditure expectations.

As of September 30, 2025, we and our subsidiaries had outstanding $7.49 billion in aggregate principal amount of indebtedness, of which $1.86 billion is current. For details regarding our indebtedness, refer to Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Sources and Conditions of Liquidity
Our sources to fund our material cash requirements are predominantly from our deliveries and servicing of new and used vehicles, deployments and servicing of our energy storage products, interest income, and proceeds from debt facilities and equity offerings, when applicable.
As of September 30, 2025, we had $18.29 billion and $23.36 billion of cash and cash equivalents and short-term investments, respectively. Balances held in foreign currencies had a U.S. dollar equivalent of $4.29 billion and consisted primarily of euros and Chinese yuan. We had $7.39 billion of unused committed credit amounts as of September 30, 2025. For details regarding our indebtedness, refer to Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We continue adapting our strategy to meet our liquidity and risk objectives, such as investing in U.S. government securities and other investments, investing in autonomy, further vertically integrating our supply chain, expanding our product roadmap and providing financing options to our customers.
Summary of Cash Flows

	Nine Months Ended September 30,
(Dollars in millions)	2025	2024
Net cash provided by operating activities	$10,934	$10,109
Net cash used in investing activities	$(8,950)	$(11,184)
Net cash provided by financing activities	$429	$2,868
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $825 million to $10.93 billion during the nine months ended September 30, 2025 from $10.11 billion during the nine months ended September 30, 2024. This increase was primarily due to favorable changes in net operating assets and liabilities of $1.81 billion, partially offset by a decrease in net income excluding non-cash expenses, gains and losses of $980 million.
Cash Flows from Investing Activities
Net cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $6.13 billion and $8.56 billion for the nine months ended September 30, 2025 and 2024, respectively, mainly for AI-related capital expenditures, global factory expansion, machinery and equipment as we expand and enhance our product roadmap. We also purchased $2.82 billion and $2.62 billion of short-term investments, net of proceeds from maturities and sales, for the nine months ended September 30, 2025 and 2024, respectively.
Cash Flows from Financing Activities
Net cash flows from financing activities decreased by $2.44 billion to $429 million during the nine months ended September 30, 2025 from $2.87 billion during the nine months ended September 30, 2024. The decrease was primarily due to a $3.02 billion increase in repayments of debt and a $128 million decrease in proceeds from issuances of debt. See Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding our debt obligations. Additionally, the decrease was partially offset by an increase of $252 million in proceeds from exercises of stock options and other stock issuances, a $206 million decrease in principal payments on finance leases, a $124 million decrease in payments for buy-outs of noncontrolling interests in subsidiaries and $101 million of proceeds received from directors in shareholder settlement net of payment for related legal fees during the nine months ended September 30, 2025.

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
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income before income taxes. These changes would have resulted in a gain or loss of $1.35 billion at September 30, 2025 and $1.15 billion at December 31, 2024, assuming no foreign currency hedging.
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
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 10, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, and Part II, Item 1A, Risk Factors in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, which could adversely affect our business, financial conditions and future results. Other than the risk factors set forth below, there have been no material changes from the risk factors discussed in our Annual and Quarterly Reports.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
See Index to Exhibits at the end of this Quarterly Report on Form 10-Q for the information required by this Item.
INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1**	2025 CEO Interim Restricted Stock Agreement, dated August 3, 2025	8-K	000-34756	10.1	August 4, 2025

10.2*	Form of Indemnification Agreement	8-K	000-34756	10.1	September 3, 2025

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—

101.INS	Inline XBRL Instance Document	—	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*    Furnished herewith
**    Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla, Inc.

Date: October 22, 2025	/s/ Vaibhav Taneja
Vaibhav Taneja
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)