Form 10-K
period 2025-12-31
Tesla, Inc.
filed 2026-01-29
CIK 1318605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $892.93 billion (based on the closing price for shares of the registrant’s Common Stock as reported by the NASDAQ Global Select Market on June 30, 2025). Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of January 23, 2026, there were 3,752,431,984 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

TESLA, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

Forward-Looking Statements
The discussions in this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions with respect to the future and management’s current expectations, involve certain risks and uncertainties and are not guarantees. These forward-looking statements include, but are not limited to, statements concerning supply chain constraints, our strategy, competition, future operations and production capacity, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the markets in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “predicts” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Future results may differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and that are otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). The discussion of such risks is not an indication that any such risks have occurred at the time of this filing. We do not assume any obligation to update any forward-looking statements.

PART I
ITEM 1. BUSINESS
Overview
We are focused on bringing artificial intelligence (“AI”) into the real world, through products and services like Full Self-Driving (“FSD”) (Supervised) and Robotaxi, as well as working to develop and commercialize AI robots (“Bots”) (including Optimus). We intend to leverage our current operations, in which we design, develop, manufacture, sell and lease high-performance fully electric vehicles and energy generation and storage systems that increasingly deliver AI-related and enhanced software and services to our customers, to achieve that objective. We generally sell our products directly to customers, and continue to grow our global retail, service and charging footprint to accelerate the widespread adoption of our products. We emphasize performance, attractive styling and the safety of our users and workforce in the design and manufacture of our products and are continuing to develop full self-driving technology for improved safety. We also strive to lower the cost of ownership for our customers through continuous efforts to reduce manufacturing costs and by offering financial and other services tailored to our products.
Our mission is building a world of amazing abundance. We believe that this mission, along with our engineering expertise, advancements in real-world AI, vertically integrated business model, and focus on user experience differentiate us from other companies.
Segment Information
We operate as two reportable segments: (i) automotive and (ii) energy generation and storage.
The automotive segment includes the design, development, manufacturing, sales and leasing of high-performance fully electric vehicles as well as sales of automotive regulatory credits. Additionally, the automotive segment also includes services and other, which includes sales of used vehicles, non-warranty maintenance services and collision, paid Supercharging sessions, automotive insurance business revenue, part sales and retail merchandise sales. The energy generation and storage segment includes sales, leasing, and financing of energy generation and storage products, services related to such products and sales of energy generation incentives.
Our Products and Services
Automotive
We currently manufacture five different consumer vehicles – the Model 3, Y, S, X and Cybertruck. Model 3 is a four-door mid-size sedan that we designed for manufacturability with a base price for mass-market appeal. Model Y is a compact sport utility vehicle (“SUV”) built on the Model 3 platform with seating for up to seven adults. Model S is a four-door full-size sedan and Model X is a mid-size SUV with seating for up to seven adults. Model S and Model X feature the highest performance characteristics and longest ranges that we offer in a sedan and SUV, respectively. The Cybertruck is a full-size electric pickup truck with a stainless steel exterior that has the utility and strength of a truck while featuring the speed of a sports car. In 2022, we also began early production and deliveries of a commercial electric vehicle, the Tesla Semi.
We have planned electric vehicles to address additional vehicle markets, and will continue leveraging developments in our proprietary Full Self-Driving (“FSD”) (Supervised) features, battery cell and other technologies. For purposes of this filing, use of the term “FSD (Supervised)” includes the equivalent naming convention, “FSD (Capability)” that is used in the European, Middle East and Asia-Pacific regions. In June 2025, we launched our Robotaxi service, an autonomous ride-hailing platform that harnesses our technology and vehicles. We expect this service will open access to an expanded customer base as modes of transportation evolve, and, along with products such as FSD (Supervised) subscriptions, unlock the potential to advance a service-driven business model based on AI, software and fleet-based profits. Our Robotaxi business currently operates with Model Y vehicles but, in time, will include Cybercab, our purpose-built autonomous vehicle.

Energy Generation and Storage
Energy Storage Products
Powerwall and Megapack are our lithium-ion battery energy storage products. Powerwall, which we sell and lease to customers, as well as through channel partners, is designed to store energy at homes or small commercial facilities. Megapack is an energy storage solution for commercial, industrial, utility and energy generation customers, multiple of which may be grouped together to form larger installations of gigawatt hours (“GWh”) or greater capacity. As AI infrastructure drives rapid load growth, Megapack helps to, among other things, increase utilization of existing generation and transmission capacity, resulting in a more efficient use of the electric grid.
We also continue to develop software capabilities for remotely controlling and dispatching our energy storage systems across a wide range of markets and applications, including through our real-time energy control and optimization platforms for Megapack batteries (Autobidder) and distributed energy resources like Powerwall (Powerhub).
Energy Generation Offerings
We sell energy generation systems directly to customers and also through channel partners. We design and manufacture certain components for our energy generation products, including solar panels and Solar Roof, which combines premium glass roof tiles with energy generation. We also purchase many components for our energy generation systems from various third-party manufacturers to provide for competitive pricing and adequate supply.
Technology
Automotive
Self-Driving Development and Artificial Intelligence
We use AI to develop real-world applications, such as autonomous driving solutions and robots. We utilize vision-based technologies, systems and software to train our artificial neural networks, which are accelerated by our own in-house, custom designed inference chips. We are also applying our artificial intelligence learnings from self-driving technology to Bots, such as Optimus, a general purpose, autonomous humanoid robot in development.
Currently, we offer in our customer vehicles certain advanced driver assistance systems. Although at present, same as in the past, the driver is responsible for remaining fully engaged in the driving operation, these systems provide safety and convenience functionality that may relieve drivers of many tedious and potentially dangerous aspects of road travel much like the system that airplane pilots use, when conditions permit. As with other vehicle systems, we improve these functions in our customer vehicles through over-the-air software updates. Every Tesla vehicle delivered today is designed for autonomy, and we believe our capabilities and advancements in AI differentiate us from our competitors.
Vehicle Control and Infotainment Software
The performance and safety systems of our vehicles and their battery packs utilize sophisticated control software. Control systems in our vehicles optimize performance, customize vehicle behavior, manage charging and control all infotainment functions. We develop almost all of this software, including most of the user interfaces, internally and update our vehicles’ software regularly through over-the-air updates, and work to actively improve our software security with every release.
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

Energy Generation and Storage
Energy Storage Products
We leverage many of the component-level technologies from our vehicles in our energy storage products. By taking a modular approach to the design of battery systems, we can optimize manufacturing capacity of our energy storage products. Additionally, our expertise in power electronics enables our battery systems to interconnect with electricity grids while providing fast-acting systems for power injection and absorption. We have also developed software to remotely control and dispatch our energy storage systems. Further leveraging our capabilities in AI, every Tesla energy storage product is capable of being enhanced through firmware updates and optimized by our software platforms, particularly Powerhub (for distributed energy resources, including Powerwall-enabled virtual power plants) and Autobidder (for Megapack batteries).
Energy Generation Systems
We began manufacturing a new residential retrofit solar panel in 2025, and began initial customer deliveries in January 2026. We continue to manufacture Solar Roof, which has been engineered over numerous iterations to combine aesthetic appeal and durability with power generation. The efficiency of our energy generation products is aided by our own solar inverter, which incorporates our power electronics technologies. We designed both products to integrate with Powerwall.
Infrastructure
To support our businesses in clean energy and transport and autonomous robots, we are investing in and developing the necessary supporting infrastructure. This includes additional compute hardware to better enable the massive amounts of field data captured by our vehicles to continually train and improve these artificial neural networks for real-world performance. In 2025, we further expanded Cortex, our training cluster at Gigafactory Texas, and announced a new collaboration with Samsung to manufacture advanced semiconductors for AI inference and training in the U.S. We are currently building Cortex 2 at Gigafactory Texas to further increase our AI training compute capacity.
In 2026, we will be ramping six new production lines across vehicle, Bots, energy storage and battery manufacturing, while further leveraging our existing factory, charging and service center footprints to support future growth. We are also focused on exploring additional opportunities independently and with strategic partners to develop bespoke and scalable solutions, including through vertical integration, to optimize for cost, functionality, efficiency and safety.
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
We are focused on maximum capacity utilization at our factories, while taking action to localize our vehicle designs and production for particular markets, including country-specific market demands and factory optimizations for local workforces. As we increase our capabilities, particularly in the areas of automation, die-making and line-building, we are also making strides in the simulations modeling these capabilities prior to construction.
Energy Generation and Storage
Our expertise in electrical, mechanical, civil and software engineering allows us to design, engineer, manufacture and install energy generating and storage products and components, including at the residential through utility scale. For example, the integrated design of our Megapack products are intended to significantly reduce the amount of assembly required in the field. We also customize solutions including our energy storage products, energy generation systems and/or Solar Roof for customers to meet their specific needs.

Sales and Marketing
Historically, we have been able to achieve sales without relying on traditional advertising and at relatively low marketing costs. We continue to monitor our public narrative and brand, and tailor our marketing efforts accordingly, including through investments in customer education and advertising as necessary.
Automotive
Direct Sales
Our vehicle sales channels currently include our website and a global network of company-owned stores. In some jurisdictions, we also have galleries to educate and inform customers about our products, but such locations do not transact in the sale of vehicles. We believe this infrastructure enables us to better control costs of inventory, manage warranty service and pricing, educate consumers about electric vehicles, make our vehicles more affordable, maintain and strengthen the Tesla brand and obtain rapid customer feedback.
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
Public Charging
We have a growing global network of Tesla Superchargers, which are our industrial-grade, high-speed vehicle chargers. Where possible, we co-locate Superchargers with our solar and energy storage systems to reduce costs and promote renewable power. Supercharger stations are typically placed along well-traveled routes and in and around dense city centers to allow vehicle owners the ability to enjoy quick, reliable charging along an extensive network with convenient stops. Use of the Supercharger network either requires payment of a fee or is free under certain sales programs. We offer Supercharger access to non-Tesla vehicles in support of our mission, with all major automakers announcing their adoption of the North American Charging Standard (NACS) in certain markets. We continue to monitor and increase our network of Tesla Superchargers in anticipation of future demand, including with respect to our Robotaxi services.
We also work with a wide variety of hospitality, retail and public destinations, as well as businesses with commuting employees, to offer additional charging options for our customers, as well as single-family homeowners and multi-family residential entities, to deploy home charging solutions. To accelerate dependable charging ubiquity, Superchargers are also available through our Supercharger for Business program, where third parties can purchase and install Superchargers and set the charging price, while Tesla remains responsible for software updates, network operations, maintenance and driver support. In 2025, we opened the first Tesla Diner in California, which offers Supercharging as well as Tesla themed food and merchandise.
In-App Upgrades
As our vehicles are capable of being updated remotely over-the-air, our customers may purchase additional paid options and features through the Tesla app or through the in-vehicle user interface, which also allows us to offer certain options and features on a subscription basis.
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
Vehicle Limited Warranties and Extended Service Plans
We provide a manufacturer’s limited warranty on all new and used Tesla vehicles we sell directly to consumers, which may include limited warranties on certain components, specific types of damage or battery capacity retention. We also currently offer optional extended service plans that provide coverage after the new vehicle limited warranties end for certain models in specified regions.
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
For retrofit energy generation systems, we provide separate limited warranties for workmanship and against roof leaks, and for Solar Roof, we also provide limited warranties for defects and weatherization. For components not manufactured by us, we generally pass-through the applicable manufacturers’ warranties.
As part of our energy generation system and energy storage contracts, we may provide the customer with either certain availability or performance guarantees that commit that the underlying system will meet or exceed certain availability or minimum energy generation or performance requirements specified in the contract.
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
Insurance
In 2021, we launched our insurance product using real-time driving behavior in select states, which offers rates that are often better than other alternatives and promotes safer driving. Our insurance products are currently available in 13 states and we plan to expand the markets in which we offer insurance products, as part of our ongoing effort to decrease the total cost of ownership for our customers.
Energy Generation and Storage
We offer certain financing options to our residential customers, including a new lease product that was launched in the fourth quarter of 2025, which enable choices to our customers to purchase and own or lease energy systems comprised of solar and/or Powerwall batteries. Our solar PPAs, offered primarily to commercial customers, charge a fee per kilowatt-hour based on the amount of electricity produced by our energy generation systems.

Manufacturing
We currently have manufacturing facilities in the U.S. in California, New York, Texas and Nevada. At these facilities, we manufacture and assemble, among other things, vehicles, certain vehicle parts and components, such as our battery packs and battery cells, energy storage components and systems and solar products and components.
Internationally, we also have manufacturing facilities in China and Germany, which allows us to increase the affordability of our vehicles for customers in local markets by reducing transportation and manufacturing costs and limiting the impact of unfavorable tariffs. Generally, we continue to expand production capacity at our existing facilities, and strive to increase cost-competitiveness in our significant markets by strategically adding local manufacturing, including through partnerships with suppliers.
Supply Chain
Our products use parts sourced from thousands of suppliers globally. We have developed close relationships with key partners that supply battery cells, electronics and complex vehicle assemblies. Certain components purchased from these suppliers are shared or are similar across many product lines, allowing us to take advantage of pricing efficiencies through economies of scale.
As is the case for some OEM companies, some of our procured components and systems are sourced from single suppliers. Where multiple sources are available for certain key components, we work to qualify multiple suppliers for them where it is sensible to do so in order to minimize potential production risks due to disruptions in their supply. We also mitigate risk by maintaining safety stock for key parts and assemblies and die banks for components with lengthy procurement lead times.
Our products use various raw materials including aluminum, steel, lithium, nickel and copper. Pricing for these materials is governed by market conditions and may fluctuate due to various factors outside of our control, such as supply and demand and market speculation. We strive to execute long-term supply contracts for such materials at competitive pricing when feasible, and actively manage supply of raw materials to meet the needs of our operations. We continue to localize and de-risk our supply chains across regions, including through vertical integration where possible, such as our in-house lithium refinery in Texas, which began operations in January 2026.
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
Programs and Incentives
Inflation Reduction Act Modified by the OBBBA
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law and is effective for taxable years beginning after December 31, 2022. The IRA included multiple incentives to promote clean energy, electric vehicles, battery and energy storage manufacture or purchase, including through providing tax credits to consumers. These IRA incentives were subsequently substantially curtailed by the One Big Beautiful Bill Act (the “OBBBA”) enacted on July 4, 2025, which repeals individual consumer tax credits for electric vehicles and residential energy property, and imposes more stringent eligibility requirements, accelerated phase-outs, and termination of certain provisions, although some of the IRA incentives remain available under the revised requirements.
Automotive Regulatory Credits
We earn tradable credits in the operation of our automotive business under various regulations. We sell these credits globally to other regulated entities who can use the credits to comply with emission standards and other regulatory requirements. Sales of these credits are recognized within automotive regulatory credits revenue in our consolidated statements of operations included elsewhere in this Annual Report on Form 10-K. Governmental and regulatory actions, such as the OBBBA, have restricted certain regulatory credit programs tied to our products.

Energy Storage System Incentives and Policies
While the regulatory regime for energy storage projects is still under development, there are various policies, incentives and financial mechanisms at the federal, state and local levels that support the adoption of energy storage.
For example, energy storage systems may be eligible for the U.S. federal tax credits described below. The Federal Energy Regulatory Commission (“FERC”) has also taken steps to enable the participation of energy storage in wholesale energy markets. In addition, California and a number of other states have adopted procurement targets for energy storage, and behind-the-meter energy storage systems qualify for funding under the California Self Generation Incentive Program. Our customers primarily benefit directly under these programs. In certain instances our customers may transfer such credits to us as contract consideration. In such transactions, they are included as a component of energy generation and storage revenues in our consolidated statements of operations included elsewhere in this Annual Report on Form 10-K.
Pursuant to the IRA, as modified by the OBBBA, under Sections 48, 48E and 25D of the Internal Revenue Code (”IRC”), standalone energy storage technology is eligible for a tax credit between 6% and 50% of qualified expenditures, regardless of the source of energy, which may be claimed by our customers for storage systems they purchase or by us for arrangements where we own the systems. Residential credits expired on December 31, 2025, and commercial credits are currently scheduled to phase out in 2034 or later.
Energy Generation System Incentives and Policies
U.S. federal, state and local governments have established various policies, incentives and financial mechanisms to reduce the cost of solar energy and to accelerate the adoption of solar energy. These incentives include tax credits, cash grants, tax abatements and rebates.
In particular, pursuant to the IRA, as modified by the OBBBA, Sections 48, 48E and 25D of the IRC provides a tax credit between 6% and 70% of qualified commercial or residential expenditures for solar energy generation systems, which may be claimed by our customers for systems they purchase, or by us for arrangements where we own the systems for properties that meet statutory requirements. Residential credits expired on December 31, 2025. Commercial credits are currently scheduled to expire for solar facilities placed in service after December 31, 2027, subject to the exceptions of projects beginning construction on or before July 4, 2026.
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
We are also required to comply with other federal laws administered by NHTSA, including the Corporate Average Fuel Economy standards, Theft Prevention Act requirements, labeling requirements and other information provided to customers in writing, Early Warning Reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls, a Standing General Order requiring reports regarding certain crashes involving vehicles equipped with advanced driver assistance systems, and additional requirements for cooperating with compliance, defect and safety investigations and recall reporting. The U.S. Automobile Information and Disclosure Act also requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. In addition, federal law requires inclusion of fuel economy ratings, as determined by the U.S. Department of Transportation and the Environmental Protection Agency (the “EPA”), and New Car Assessment Program ratings as determined by NHTSA, if available.
Our vehicles sold outside of the U.S. are subject to similar foreign compliance, safety, environmental and other regulations. Many of those regulations are different from those applicable in the U.S. and may require redesign and/or retesting. Some of those regulations impact or prevent the rollout of new vehicle features.

Regulation of Autonomous Vehicles and Autonomous Vehicle Ride-Hailing
Generally, laws pertaining to autonomous vehicles are evolving globally, and in some cases may impose restrictions on our features or vehicle designs.
In the U.S., while NHTSA has updated certain FMVSS to account for autonomous vehicle design, other FMVSS and regulations do not currently account for autonomous vehicle design and additional rulemaking by NHTSA may occur. These requirements are in addition to manufacturer reporting obligations, and NHTSA retains the authority to investigate and/or take action on the safety or compliance of any vehicle, equipment or features operating on public roads. Additionally, certain U.S. states and cities have legal restrictions on, or are considering additional regulation of, the testing, commercial operation, marketing, registration and licensure of autonomous vehicles, including commercial ride-hailing with a fleet of autonomous vehicles, and many other states and cities are considering them. This regulatory patchwork increases the legal complexity with respect to autonomous vehicles and an autonomous vehicle ride-hailing business in the U.S.
In Europe and other countries that follow the regulations of the United Nations Economic Commission for Europe (“ECE countries”), some requirements restrict the design of both advanced driver-assistance and autonomous systems, which can compromise or prevent their use entirely. On a European Union level, additional layers of regulatory frameworks may impose further obligations in areas such as risk management, data-governance, trainings, technical documentation. Meanwhile, on a national level, the enforcement of certain applicable regulations may vary. Proposed national laws may further hinder or complicate the path of both advanced driver-assistance and autonomous vehicle systems, including the timeline for introducing autonomous vehicles for sale and use in ECE countries. Additionally, certain national and city laws within each ECE country may impose legal restrictions on the marketing of advanced driver-assistance and autonomous vehicle systems, and may vary significantly on commercial ride-hailing with a fleet of autonomous vehicles, in areas such as licenses, permits, competition prohibitions, tariffs and other transport services obligations. When coupled together, the layers of regulation as well as the fragmentation across each ECE country may hinder or complicate the path and timeline to introducing autonomous vehicles and an autonomous vehicle ride-hailing business in them.
Other key markets, including China, continue to develop and establish driver-assistance and autonomous vehicle regulations. Any implemented regulations may differ materially from U.S. and ECE countries. These differences may further increase the legal complexity of introducing, or availability to introduce, driver-assistance and autonomous vehicles for sale and use, including an autonomous vehicle ride-hailing business, and could result in additional delays, compliance costs, or restrictions on the deployment of certain capabilities in specific jurisdictions.
Automobile Manufacturer and Dealer Regulation
In the U.S., state laws regulate the manufacture, distribution, sale and service of automobiles, and generally require motor vehicle manufacturers and dealers to be licensed in order to sell vehicles directly to residents. Certain states have asserted that the laws in such states do not permit automobile manufacturers to be licensed as dealers or to act in the capacity of a dealer, or that they otherwise restrict a manufacturer’s ability to deliver or perform warranty repairs on vehicles. To sell vehicles to residents of states where we are not licensed as a dealer, we generally conduct the sale out of the state. In certain of these states, we have opened “galleries” that serve an educational purpose and where sales may not occur.
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
Solar Energy—General
We are subject to certain state and federal regulations applicable to solar and battery storage providers and sellers of electricity. To operate our systems, we enter into or facilitate for our customers standard interconnection agreements with applicable utilities. Sales of electricity and non-sale equipment leases by third parties, such as our leases and PPAs, have faced regulatory challenges in some states and jurisdictions.
Solar Energy—Net Metering
Most states in the U.S. make net energy metering, or net metering, available to solar customers. Net metering typically allows solar customers to interconnect their energy generation systems to the utility grid and offset their utility electricity purchases by receiving a bill credit for excess energy generated by their energy generation system that is exported to the grid. In certain jurisdictions, regulators or utilities have reduced or eliminated the benefit available under net metering or have proposed to do so.
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
As we seek to become a top provider of autonomous solutions, we also face competition in the fields of AI and robotics. We expect our Robotaxi service to compete in this developing market, along with traditional ride-hailing and taxi services, through continued progress on our FSD (Supervised) and neural network capabilities, Supercharger network and infotainment offerings.
Energy Generation and Storage
Energy Storage Systems
The market for energy storage products and services is also highly competitive, and both established and emerging companies have introduced products and services that are similar to our product portfolio or that are alternatives to the elements of our systems or software service offerings. We compete with these companies based on price, energy density, efficiency, optimization and performance. We believe that the specifications and features of our products, our strong brand and the modular, scalable nature of our energy storage products give us a competitive advantage in our markets.

Energy Generation Systems
The primary competitors to our energy generation business are the traditional local utility companies that supply energy to our potential customers. We compete with these traditional utility companies primarily based on price and the ease by which customers can switch to electricity generated by our energy generation systems. We also compete with solar energy companies that provide products and services similar to ours. Many solar energy companies only install solar energy systems, while others only provide financing for these installations. We believe we have a significant expansion opportunity with our offerings, including in terms of the aesthetics, superior performance and ease of installation and integration with Powerwall of our solar panels, and that the environment is increasingly conducive to the adoption of renewable energy systems.
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
Human Capital Resources

Tesla’s ability to attract, develop and retain a talented workforce is a competitive advantage. As of December 31, 2025, our employee headcount worldwide was 134,785.
We emphasize stock ownership opportunities, with 92% of employees included in total rewards packages, alongside industry-leading benefits like free counseling, paid parental leave, and comprehensive healthcare options available from day one. Hiring, evaluation, and promotion decisions are based on skills and performance, with over 29,000 employees globally advancing their careers in 2025, and 69% of managers promoted internally.
Tesla fosters a culture of recognition and growth, enabling employees to contribute meaningfully from day one. Programs such as internships, military fellowships, and development pathways—like the Manufacturing Development Program and Engineering Development Program—provide skill-building and career progression. These initiatives, including Apprenticeships and START training, combine academic and hands-on learning to prepare technicians and leaders, while educational assistance programs support approximately 7,000 learners in fields like engineering and AI. Across Tesla Shanghai and APAC region, robust programming, including internships, trainee and apprenticeship programs created pathways for employees to develop. In partnership with educational partners, interns, apprentices and trainees are able to obtain skills necessary to grow their careers at Tesla. In Berlin and EMEA, educational programs, such as FlexLearn and Dual Study program provided employees the opportunity to pursue education goals. FlexLearn allows employees to further develop with tailored training that aligns with our factories. The Dual Study program combines theoretical knowledge with practical experience with graduates receiving industry related degrees. Overall, Tesla programs supported employees to develop practical training, provided mentorship, and structured transitions to fill roles in manufacturing, service, R&D, and energy sectors across the region.
Tesla is committed to providing a workplace where employees feel respected, satisfied and appreciated. Policies prohibit harassment, violence, and discrimination, with mandatory anti-harassment training for all employees and ongoing development for leaders. We actively support the hiring, retention and advancement of exceptional talent, including but not limited to veterans, disabled veterans and individuals with disabilities. As of December 31, 2025, in the U.S., 2.2% of our employees are veterans or active-duty military personnel, 3.5% of our employees identified as individuals with disabilities and 1.1% of our employees identified as veterans or active-duty military personnel with disabilities. Our military partnerships and development programs noted above help to directly and indirectly support these employees. Engagement efforts, such as Tesla’s Pulse survey with 86% global participation, ensure employee feedback shapes company strategies. Safety and health remain core values, with accessible channels for reporting concerns and dedicated HR partners to address issues promptly.

Our Compensation Committee generally oversees our human capital management strategy, and regularly receives updates and reviews certain management practices related to Tesla’s talent, including how Tesla recruits, develops and retains excellent talent. The Committee directly interacts and engages with members of Tesla’s management, including members from the human resources, compliance and legal teams to review and evaluate people-related initiatives, employee feedback, risks and opportunities. The Committee also monitors developments in human capital management practices and recommends revisions to Company policies and practices as appropriate. The Company continually seeks to improve its workplace. By integrating employee insights and maintaining robust training, Tesla aims to sustain a respectful, innovative environment where talent thrives, directly contributing to its mission of building a world of amazing abundance.
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
Risks Related to Our Ability to Grow Our Business
We may experience issues or delays in developing, launching and ramping the production of our products, services and features, or we may be unable to control our manufacturing costs.
We are developing new technologies and services, unique manufacturing processes and design features in our products. There is no guarantee we will be able to successfully develop or timely introduce and scale these new products, services and features, or that there will be widespread consumer adoption. We also have previously experienced and may in the future experience launch and production ramp delays.
In particular, our future business depends on development of our driver assistance systems and autonomous driving solutions and increasing the production of mass-market vehicles, including Cybercab, our purpose-built Robotaxi product. In order to be successful, we will need to further advance our capabilities in AI, and implement, maintain and ramp efficient and cost-effective manufacturing capabilities, processes and supply chains and achieve the design tolerances, high quality and output rates we have planned at our manufacturing facilities. We will also need to hire, train and compensate skilled employees to operate these facilities. Bottlenecks and other unexpected challenges such as those we experienced in the past may arise during our production ramps, and we must address them promptly while continuing to improve manufacturing processes and reducing costs. If we are not successful in achieving these goals, we could face delays in establishing and/or sustaining our product ramps or be unable to meet our related cost and profitability targets. Similarly, we are also developing Bots for future commercialization, and we may experience delays in launching and ramping the production of this product.

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

Our products contain thousands of parts purchased globally from hundreds of suppliers, including single-source direct suppliers, which exposes us to multiple potential sources of component shortages. Unexpected changes in business conditions, materials pricing, including inflation of raw material costs, labor issues, wars, trade policies, natural disasters, health epidemics, trade and shipping disruptions, port congestions, cyberattacks and other factors beyond our or our suppliers’ control could also affect these suppliers’ ability to deliver technologies or components to us or to remain solvent and operational. U.S. trade policy alterations in 2025, including heightened import tariffs and subsequent retaliatory measures, have impacted our supply chain costs, and may impact the availability of certain technologies or components, depending on the exact scope of the tariffs ultimately implemented and retaliatory export controls. Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, or face other challenges such as insolvency, it may reduce our access to components and require us to search for new suppliers. The unavailability of any component or supplier could result in production delays, idle manufacturing facilities, product design changes and loss of access to important technology and tools for producing and supporting our products, as well as impact our capacity expansion and our ability to fulfill our obligations under customer contracts. For example, as companies, including Tesla, have made rapid advancements in AI in recent years, such innovation demands exponentially greater compute, memory, energy and thermal resources, which may prove insufficient in scale or affordability to meet our requirements. Moreover, significant increases in our production or product design changes by us have required and may in the future require us to procure additional components in a short amount of time. We have faced in the past, and may face suppliers who are unwilling or unable to sustainably meet our timelines or our cost, quality and volume needs, which may increase our costs or require us to replace them with other sources. Finally, as we construct new manufacturing facilities and add production lines to existing facilities, we may experience issues in correspondingly increasing the level of localized procurement at those facilities. While we believe that we will be able to secure additional or alternate sources or develop our own replacements for most of our components, there is no assurance that we will be able to do so quickly or at all. Additionally, we may be unsuccessful in our continuous efforts to negotiate with existing suppliers to obtain cost reductions and avoid unfavorable changes to terms, source less expensive suppliers for certain parts and redesign certain parts to make them less expensive to produce, especially in the case of increases in materials pricing. Any of these occurrences may harm our business, prospects, financial condition and operating results.
As the scale and variants of our production increases, we will also need to accurately forecast, purchase, warehouse and transport components at high volumes to our manufacturing facilities and servicing locations internationally. If we are unable to accurately match the timing and quantities of component purchases to our actual needs or successfully implement automation, inventory management and other systems to accommodate the increased complexity in our supply chain and parts management, we may incur unexpected production disruption, storage, transportation and write-off costs, which may harm our business and operating results.
We may be unable to meet our projected construction timelines, costs and production ramps at new factories, or we may experience difficulties in generating and maintaining demand for products manufactured there and related services.

Our ability to increase production of our vehicles and energy products on a sustained basis, make them affordable globally by accessing local supply chains and workforces and streamline delivery logistics is dependent on the construction and ramp of our current and future factories. The construction of and commencement and ramp of production at these factories are subject to a number of uncertainties inherent in all new manufacturing operations, including ongoing compliance with regulatory requirements, procurement and maintenance of construction, environmental and operational licenses and permitting, supply chain constraints, hiring, training and retention of qualified employees and the pace of bringing production equipment and processes online with the capability to manufacture high-quality units at scale. Moreover, we will have to establish and ramp production of our proprietary battery cells and packs at our new factories, and we additionally intend to incorporate sequential design and manufacturing changes into vehicles and energy products manufactured at each new factory. If we experience any issues or delays in meeting our projected timelines, costs, capital efficiency and production capacity for our new factories, expanding and managing teams to implement iterative design and production changes there, maintaining and complying with the terms of any debt financing that we obtain to fund them or generating and maintaining demand for the vehicles and energy products we manufacture there, our business, prospects, operating results and financial condition may be harmed. Such delays could also in turn affect our ability to meet demand for our services, such as Robotaxi, which are dependent upon the production and deployment of Tesla vehicles.
We may be unable to grow our global product sales, delivery and installation capabilities and our servicing and vehicle charging networks, or we may be unable to accurately project and effectively manage our growth.
Our success will depend on our ability to continue to expand our sales capabilities. We are targeting a global mass demographic with a broad range of potential customers, in which we have relatively limited experience projecting demand and pricing our products. We currently produce numerous international variants at a limited number of factories, and if our specific demand expectations for these variants prove inaccurate, we may not be able to timely generate deliveries matched to the vehicles that we produce in the same timeframe or that are commensurate with the size of our operations in a given region. Likewise, as we develop and grow our energy products and services worldwide, our success will similarly depend on our ability to correctly forecast demand in various markets.
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

Moreover, because of our unique expertise with our vehicles, we recommend that our vehicles be serviced by us or by certain authorized professionals. If we experience delays in adding servicing capacity or servicing our vehicles efficiently, or experience unforeseen issues with the reliability of our vehicles, particularly higher-volume additions to our fleet such as Model 3 and Model Y, it could overburden our servicing capabilities and parts inventory. Similarly, the increasing number of Tesla vehicles also requires us to continue to rapidly increase the number of our Supercharger stations and connectors throughout the world. As we seek to expand our Robotaxi and Semi business we must also accurately forecast, develop and optimize our service and charging capabilities to ensure service quality.
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
In addition, the cost and mass production of battery cells, whether manufactured by our suppliers or by us, depends in part upon the prices and availability of raw materials such as lithium, nickel and/or other metals. The prices for these materials fluctuate and their available supply may be unstable, depending on market conditions, trade policies, refining capacity and global demand for these materials. For example, as a result of increased global production of electric vehicles and energy storage products, suppliers of these raw materials may be unable to meet our volume needs. Additionally, our suppliers may not be willing or able to reliably meet our timelines or our cost and quality needs, which may require us to replace them with other sources. Any reduced availability of these materials may impact our access to cells and our growth, and any increases in their prices may reduce our profitability if we cannot recoup such costs through increased prices. Moreover, our inability to meet demand and any product price increases may harm our brand, growth, prospects and operating results.

Our future growth and success are dependent upon demand for our electric vehicles and adoption of autonomous driving solutions.
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

Upon launching our Robotaxi service in June 2025, we also entered into the autonomous ride-hailing service market, and have plans to mass produce Cybercab, a purpose-built Robotaxi product. As we seek to expand the scope and geographical footprint of this business, our success will be dependent upon various factors, including the acceptance and adoption by consumers of autonomous driving solutions, and Robotaxi as a preferable option, amid growing competition. If the uptake rate for autonomous driving solutions does not develop as we expect, our business, prospects, financial condition and operating results may be harmed.
We face strong competition for our products and services from a growing list of established and new competitors.
The worldwide automotive market is highly competitive today and we expect it will become even more so in the future. A significant and growing number of established and new automobile manufacturers, as well as other companies, have entered, or are reported to have plans to enter, the market for electric and other alternative fuel vehicles, including hybrid, plug-in hybrid and fully electric vehicles, as well as the market for self-driving technology and services and other vehicle applications and software platforms. In addition, certain government and economic incentives which provide benefits to manufacturers who assemble domestically or have local suppliers, may provide a greater benefit to our competitors, which could negatively impact our profitability. Many of our competitors have significantly more or better-established resources than we do to devote to the design, development, manufacturing, distribution, promotion, sale and support of their products and services, and may achieve additional cost efficiencies owing to location and economic environments. Increased competition could result in our lower vehicle unit sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which may harm our business, financial condition and operating results.
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

Growth of our business is also dependent upon our ability to develop and commercialize Bots, including Optimus, which is in a nascent industry that has yet to develop commercially.

We currently are developing Bots, including Optimus, and intend for these products, as well as accompanying services, to be an important part of our business going forward. While this development requires significant cash investments and management resources, there is no guarantee this business will be successful. We have yet to commercialize Bots and cannot predict how demand for Bots will develop, either from commercial or consumer applications. We also face significant competition from other companies that are designing, developing and building robotics applications. Our success will depend on various factors, including our ability to successfully apply our artificial neural network training experience to autonomous robots, to either source or custom develop the necessary technology and components, and the product’s cost-effectiveness, utility and competitive positioning relative to market alternatives. If our Bots program fails to develop as we expect, or progresses more slowly than expected, our business, prospects, financial condition and operating results may be harmed.
Risks Related to Our Operations

We may experience issues with lithium-ion cells or other components manufactured at our Gigafactories, which may harm the production and profitability of our vehicle and energy storage products.

Our plan to grow the volume and profitability of our vehicles and energy storage products depends on significant lithium-ion battery cell production. We also produce several vehicle components at our Gigafactories, such as battery modules and packs and drive units, and manufacture energy storage products. If we are unable to or otherwise do not maintain and grow our respective operations, or if we are unable to do so cost-effectively or hire and retain highly-skilled personnel there, our ability to manufacture our products profitably would be limited, which may harm our business and operating results.

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

We are subject to legal and regulatory requirements, political uncertainty and social, environmental and economic conditions in numerous jurisdictions, including markets in which we generate significant sales. We have little control over these matters which are inherently unpredictable. Our operations in such jurisdictions, particularly as a company based in the U.S., with additional manufacturing operations in China and Europe, create risks relating to conforming our products to regulatory and safety requirements and charging and other electric infrastructures; organizing local operating entities; establishing, staffing and managing foreign business locations; attracting local customers; navigating U.S. and foreign government taxes, regulations and permit requirements; enforceability of our contractual rights; trade restrictions, customs regulations, tariffs and price or exchange controls; and preferences in foreign nations for domestically manufactured products. For example, we monitor tax legislation changes on a global basis, including changes arising as a result of the Organization for Economic Cooperation and Development’s multi-jurisdictional plan of action to address base erosion and profit shifting. Further, the United States has recently announced changes to U.S. trade policy, including increasing tariffs on imports, in many cases significantly, and potentially renegotiating or terminating existing trade agreements. The exact scope of any such tariffs that will ultimately be implemented is not known at this time, and the impacts on our business and costs of our products is uncertain. Retaliatory tariffs imposed by other countries on U.S. exports, further increases in U.S. tariffs, and the uncertainties surrounding domestic and foreign tariffs have impacted the pricing for our products, which could adversely impact demand. We cannot predict whether, and to what extent, there may be changes to international trade agreements, such as those with China, or whether, or to what extent, quotas, duties, additional tariffs, export controls or other restrictions will be changed or imposed by the United States or by other countries. Historically, U.S. special tariff actions have increased our costs for vehicles manufactured in the United States and increased costs for those same vehicles when exported from the United States. Further, as it pertains to electric vehicles and lithium-ion batteries for our energy storage products, while the Company has continuously aimed for a strong domestic supply chain, certain parts and components are difficult or impossible to source within the United States. A change on any of these conditions may increase our costs, impact our ability to sell our products and require significant management attention, and may harm our business, prospects, financial condition and operating results if we are unable to manage them effectively.

Our business may suffer if our products or features contain defects, fail to perform as expected or take longer than expected to become fully functional.

If our products contain design or manufacturing defects, whether relating to our software or hardware, that cause them not to perform as designed or intended or that require repair, or certain features of our vehicles such as new driver assistance features take longer than expected to become enabled, are legally restricted or become subject to onerous regulation, our ability to develop, market and sell our products and services may be harmed, and we may experience delivery delays, product recalls, allegations of product liability, breach of warranty and related consumer protection claims and significant warranty and other expenses. While we are continuously working to develop and improve our products’ capability and performance, there is no guarantee that any incremental changes in the specific software or equipment we deploy in our vehicles over time will not result in initial functional disparities from prior iterations or will perform as forecast in the timeframe we anticipate, or at all. Although we attempt to remedy any issues we observe in our products as effectively and rapidly as possible, such efforts may not be timely, may hamper production or may not completely satisfy our customers. We have performed, and continue to perform, extensive internal testing on our products and features, though, like the rest of the industry, we currently have a limited frame of reference by which to evaluate certain aspects of their long-term quality, reliability, durability and performance characteristics, including exposure to or consequence of external attacks. While we attempt to identify and address or remedy defects we identify pre-production and sale, over time-in-use, defects we were unable to detect or control for may manifest that could not have reasonably been addressed prior to original sale or installations.
We may be required to defend or insure against product liability claims.

The automobile industry generally experiences significant product liability claims, and as such we face the risk of such claims in the event our vehicles do not perform or are claimed to not perform as expected. As is true for other automakers, our vehicles have been involved and we expect in the future will be involved in collisions resulting in death or personal injury. Such collisions, whether involving Robotaxi vehicles or customer vehicles with driver assistance features engaged, are often subject of significant public attention, especially in light of NHTSA’s Standing General Order requiring reports regarding certain crashes involving vehicles with advanced driver assistance or autonomous driving systems. We have experienced, and we expect to continue to face, claims and regulatory scrutiny arising from or related to misuse or claimed failures or alleged misrepresentations of the technologies that we are pioneering. An unfavorable outcome in some or all of these proceedings could have a material adverse impact on results of operations or cash flows for a particular period. Our view of these matters is subject to inherent uncertainties and may change in the future. In addition, the battery packs that we produce make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While we have designed our battery packs to passively contain any single cell’s release of energy without spreading to neighboring cells, there can be no assurance that a field or testing failure of our vehicles or other battery packs that we produce will not occur, in particular due to a high-speed crash. Likewise, as our energy generation and storage products generate and store electricity, they have the potential to fail or cause injury to people or property. Any product liability claim may subject us to lawsuits and substantial monetary damages, product recalls or redesign efforts, and even a meritless claim may require us to defend it, all of which may generate negative publicity and be expensive and time-consuming. In most jurisdictions, we generally self-insure against the risk of product liability claims for vehicle exposure, meaning that any product liability claims will likely have to be paid from company funds and not by insurance.
We will need to maintain public credibility and confidence in our long-term business prospects in order to succeed.
In order to maintain and grow our business, we must maintain credibility and confidence among customers, suppliers, analysts, investors, ratings agencies and other parties in our long-term financial viability and business prospects. Maintaining such confidence may be challenging due to our limited operating history relative to established competitors; customer unfamiliarity with our products and services; any delays we may experience in scaling manufacturing, delivery and service operations to meet demand; competition and uncertainty regarding the future of electric vehicles, autonomous solutions or our other products and services; our quarterly production and sales performance compared with market expectations; and other factors including those over which we have no control. In particular, Tesla’s products, business, results of operations, and statements and actions of Tesla and its management are subject to significant amounts of commentary by a range of third parties. Such attention can include criticism, which may be exaggerated or unfounded, such as speculation regarding the sufficiency or stability of our management team, and has incited protests, some escalating to violence targeting our operations, products and personnel. Any such negative perceptions, whether caused by us or not, may harm our brand and our business (including sales) and make it more difficult to raise additional funds if needed.
We may be unable to effectively grow, or manage the compliance, residual value, financing and credit risks related to, our various financing programs.
We offer financing arrangements for our vehicles in North America, Europe and Asia primarily ourselves and through various financial institutions. We also currently offer vehicle financing arrangements directly through our local subsidiaries in certain markets. Depending on the country, such arrangements are available for specified models and may include operating leases directly with us under which we typically receive only a very small portion of the total vehicle purchase price at the time of lease, followed by a stream of payments over the term of the lease. We have also offered various arrangements for customers of our energy generation and storage systems whereby they pay us a fixed payment to lease or finance the purchase of such systems or purchase electricity generated by them. If we do not successfully monitor and comply with applicable national, state and/or local financial regulations and consumer protection laws governing these transactions, we may become subject to enforcement actions or penalties.
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
Similarly, we have provided residual value guarantees to vehicle customers and partners for certain financing programs, under which such counterparties may sell their vehicles through various remarketing channels, including back to Tesla. However, actual resale values are subject to fluctuations over the term of the financing arrangements, such as from one or more of the factors discussed above. If the actual resale values of any vehicles resold by our vehicle customers and partners are lower than the residual values we have agreed to with them, the residual value guarantees may be triggered and, as a result, our financial condition and operating results may be harmed.
Finally, our financing and sales programs also expose us to customer credit risk. In the event of a widespread economic downturn or other catastrophic event, our customers may be unable or unwilling to satisfy their payment obligations to us on a timely basis or at all. If a significant number of our customers default, we may incur substantial credit losses and/or impairment charges with respect to the underlying assets.
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
Employees may leave Tesla or choose other employers over Tesla due to various factors, such as a very competitive labor market for talented individuals with automotive or technology, including AI, experience, or any negative publicity related to us. In regions where we have or will have operations, particularly significant engineering and manufacturing centers, there is strong competition for individuals with skillsets needed for our business, including specialized knowledge of electric vehicles, engineering and electrical and building construction expertise. We also compete with both mature and prosperous companies that have far greater financial resources than we do and start-ups and emerging companies that promise short-term growth opportunities.
Finally, our compensation philosophy for all of our personnel reflects our startup origins, with an emphasis on equity-based awards and benefits in order to closely align their incentives with the long-term interests of our shareholders. We periodically seek and obtain approval from our shareholders for future increases to the number of awards available under our equity incentive and employee stock purchase plans. If we are unable to obtain the requisite shareholder approvals for such future increases, we may have to expend additional cash to compensate our employees and our ability to retain and hire qualified personnel may be harmed.

We are highly dependent on the services of Elon Musk, Technoking of Tesla and our Chief Executive Officer.
We are highly dependent on the services of Elon Musk, Technoking of Tesla and our Chief Executive Officer. Although Mr. Musk spends significant time with Tesla and is highly active in our management, he does not devote his full time and attention to Tesla. For example: Mr. Musk also currently holds management positions at Space Exploration Technologies Corp., X.AI Holdings Corp. (“xAI”), Neuralink Corp. and The Boring Company, and is involved in other ventures.
Our information technology systems or data, or those of our service providers or customers or users could be subject to cyber-attacks or other security incidents, which could result in data breaches, intellectual property theft, claims, litigation, regulatory investigations, significant liability, reputational damage and other adverse consequences.
We continue to expand our information technology systems as our operations grow, such as product data management, procurement, inventory management, production planning and execution, sales, service and logistics, dealer management, financial, tax and regulatory compliance systems. This includes the implementation of new internally developed systems and the deployment of such systems in the U.S. and abroad. While we maintain information technology measures designed to protect us against intellectual property theft, data breaches, sabotage and other external or internal cyber-attacks or misappropriation, our systems and those of our service providers are potentially vulnerable to malware, ransomware, viruses, denial-of-service attacks, phishing attacks, social engineering, computer hacking, unauthorized access, exploitation of bugs, defects and vulnerabilities, breakdowns, damage, interruptions, system malfunctions, power outages, terrorism, acts of vandalism, security breaches, security incidents, inadvertent or intentional actions by employees or other third parties, and other cyber-attacks.
To the extent any security incident results in unauthorized access or damage to or acquisition, use, corruption, loss, destruction, alteration or dissemination of our data, including intellectual property and personal information, or our products, vehicles or service offerings, or for it to be believed or reported that any of these occurred, it could disrupt our business, harm our reputation, compel us to comply with applicable data breach notification laws, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us and result in significant legal and financial exposure and/or reputational harm.
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
It is not uncommon for employees of certain trades at companies such as ours to belong to a union, which can result in higher employee costs and increased risk of work stoppages. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in industrial collective bargaining agreements and work councils with certain consultation rights with respect to the relevant companies’ operations. Although we work diligently to provide the best possible work environment for our employees, they may still decide to join or seek recognition to form a labor union, or we may be required to become a union signatory. From time to time, labor unions have engaged in campaigns to organize certain parts of our operations, as part of which such unions have filed unfair labor practice charges against us with the National Labor Relations Board, and they may do so in the future. Any unfavorable ultimate outcome for Tesla may have a negative impact on the perception of Tesla’s treatment of our employees. Furthermore, we are directly or indirectly dependent upon companies with unionized work forces, such as suppliers and trucking and freight companies. Any work stoppages or strikes organized by such unions could delay the manufacture and sale of our products and may harm our business and operating results.
We may choose to or be compelled to undertake product recalls or take other similar actions.
As a manufacturing company, we must manage the risk of product recalls with respect to our products. Recalls for our vehicles have resulted from various hardware and software-related safety or non-compliance investigations. In addition to recalls initiated by us for various causes, testing of or investigations into our products by government regulators or industry groups may compel us to initiate product recalls or may result in negative public perceptions about the safety of our products, even if we disagree with the defect determination or have data that contradicts it. In the future, we may voluntarily or involuntarily initiate recalls or field actions if any of our products are determined by us or a regulator to contain a safety defect or be noncompliant with applicable laws and regulations, such as U.S. Federal Motor Vehicle Safety Standards, or provide certain functionalities. Such recalls or field actions, whether voluntary or involuntary or caused by systems or components engineered or manufactured by us or our suppliers, could result in significant expense, supply chain complications and service burdens, and may harm our brand, business, prospects, financial condition and operating results.
Our current and future warranty reserves may be insufficient to cover future warranty claims.

We provide a manufacturer’s warranty on all new and used Tesla vehicles we sell directly to customers. We also provide certain warranties with respect to the energy generation and storage systems we sell, including on their installation and maintenance. For components not manufactured by us, we generally pass through to our customers the applicable manufacturers’ warranties, but may retain some warranty responsibilities for some or all of the life of such components. As part of our energy generation and storage system contracts, we may provide the customer with availability or performance guarantees that guarantee that the underlying system will meet or exceed certain availability or minimum energy generation or other energy performance requirements specified in the contract. Under these guarantees, we may bear the risk of electricity production or other performance shortfalls, including in some cases shortfalls caused by failures in components from third party manufacturers. These risks are exacerbated in the event such manufacturers cease operations or fail to honor their warranties.

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
Our business and our future plans for expansion, supporting infrastructure for our businesses, and AI innovations, including growth in our fleet of AI-enabled company-operated assets and new businesses, such as our development and production of Bots, are capital-intensive, and the specific timing of cash inflows and outflows may fluctuate substantially from period to period. We may need or want to raise additional funds through the issuance of equity, equity-related or debt securities or through obtaining credit from financial institutions to fund, together with our principal sources of liquidity, the costs of developing and manufacturing our current or future products, to pay any significant unplanned or accelerated expenses or for new significant strategic investments, or to refinance our significant consolidated indebtedness, even if not required to do so by the terms of such indebtedness. We cannot be certain that additional funds will be available to us on favorable terms when required, or at all. If we cannot raise additional funds when we need them, our financial condition, results of operations, business and prospects could be materially and adversely affected.
We may be negatively impacted by any early obsolescence of our manufacturing and other equipment.

We depreciate the cost of our manufacturing and other equipment over their expected useful lives. However, product cycles or technology may change periodically, and we may decide to update our products or processes more quickly than expected. Moreover, improvements in engineering and manufacturing expertise and efficiency may result in our ability to manufacture our products using less of our currently installed equipment. Alternatively, as we ramp and mature the production of our products and services to higher levels, we may discontinue the use of already installed equipment in favor of different or additional equipment. The useful life of any equipment that would be retired early as a result would be shortened, causing such depreciation to be accelerated, and our results of operations may be harmed.
There is no guarantee that we will have sufficient cash flow from our business to pay our indebtedness or that we will not incur additional indebtedness.
As of December 31, 2025, we and our subsidiaries had outstanding $8.18 billion in aggregate principal amount of indebtedness (see Note 9, Debt, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Our consolidated indebtedness may increase our vulnerability to any generally adverse economic and industry conditions. We and our subsidiaries may, subject to the limitations in the terms of our existing and future indebtedness, incur additional debt, secure existing or future debt or recapitalize our debt.

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
We may be impacted by natural disasters, wars and other geopolitical conflicts, health epidemics, weather conditions, the long-term effects of climate change, power outages or other events outside of our control. For example, our Fremont Factory and Gigafactory Nevada are located in seismically active regions in Northern California and Nevada, and our Gigafactory Shanghai is located in a flood-prone area. Moreover, the area in which our Gigafactory Texas is located experienced severe winter storms in the first quarter of 2021 that had a widespread impact on utilities and transportation. If major disasters such as earthquakes, floods or other climate-related events occur, geopolitical conflicts impact our ability to access certain facilities or supply chain, or our information system or communication breaks down or operates improperly, our headquarters and production facilities may be seriously damaged, or we may have to stop or delay production and shipment of our products. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition.
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
In addition, certain governmental rebates, tax credits and other financial incentives that are currently available with respect to our solar and energy storage product businesses allow us to lower our costs and encourage customers to buy our products and investors to invest in our solar financing funds. However, these incentives may expire when the allocated funding is exhausted, reduced or terminated as renewable energy adoption rates increase, sometimes without warning. For example, provisions of the OBBBA could affect battery cell expenses and impact costs for our consumers, negatively impacting demand. Compliance with evolving legislation, such as the OBBBA, also requires rigorous traceability of raw materials. If we or our suppliers are unable to provide sufficient documentation to verify the origin of critical minerals, our products may lose eligibility for tax credits and incentives, directly increasing the effective price for our customers and potentially reducing demand. In addition, in jurisdictions where net metering is currently available, our customers receive bill credits from utilities for energy that their energy generation systems generate and export to the grid in excess of the electric load they use. The benefit available under net metering has been or has been proposed to be reduced, altered or eliminated in several jurisdictions, and has also been contested and may continue to be contested before the Federal Energy Regulatory Commission. Any reductions or terminations of such incentives may harm our business, prospects, financial condition and operating results by making our products less competitive for customers, increasing our cost of capital and adversely impacting our ability to attract investment partners and to form new financing funds for our solar and energy storage assets.
We are subject to evolving laws and regulations that could impose substantial costs, legal prohibitions or unfavorable changes upon our operations or products.
Our business operations are and will continue to be subject to complex environmental, occupational, health and safety laws and regulations at numerous jurisdictional levels in the U.S., China, Germany and other locations abroad, including laws relating to the use, handling, storage, recycling, disposal and/or human exposure to hazardous materials, product material inputs and post-consumer products and with respect to constructing, expanding and maintaining our facilities and other infrastructure. New, or changes in, environmental and climate change laws, regulations or rules could also lead to increased costs of compliance, including remediations of any discovered issues, and changes to our operations, which may be significant, and any failures to comply could result in significant expenses, delays or fines. In addition, as we have increased our operations, we are and may continue to be subject to increased scrutiny, including litigation and government investigations, that we will need to defend against. If we are unable to successfully defend ourselves in such litigation or government investigations, it may harm our brand, ability to attract and retain qualified employees, business and financial condition. We are also subject to laws and regulations applicable to the supply, manufacture, import, sale, service and performance of our products both domestically and abroad. For example, in countries outside of the U.S., we are required to meet standards relating to vehicle safety, fuel economy and emissions that are often materially different from equivalent requirements in the U.S., thus resulting in additional investment into the vehicles and systems to aim to ensure regulatory compliance in all countries. This process may include official review and certification of our vehicles by foreign regulatory agencies prior to market entry, as well as compliance with foreign reporting and recall management systems requirements.

In particular, we offer in our customer vehicles in certain markets driver assistance features that today assist drivers with certain tedious and potentially dangerous aspects of road travel, but which currently require drivers to remain fully engaged in the driving operation. We also launched our autonomous ride-hailing service in 2025. There are a variety of international, federal and state regulations that may apply to, and may adversely inhibit, the design and capabilities, sale, marketing, registration and operation of driver assistance features, future autonomous capability on customer vehicles, as well as our Robotaxi business. This includes many existing vehicle standards that were drafted assuming the presence of a human driver. Such regulations, including their enforcement or the enforcement policy associated with the regulations, continue to rapidly change, which increases the likelihood of a patchwork of complex or conflicting regulations, or may delay, restrict or prohibit the availability of certain functionalities and vehicle designs, or affect the pace at which we expand our Robotaxi business, which could adversely affect our business, prospects, financial condition and operating results.
Finally, as a manufacturer, installer and service provider with respect to energy generation and storage systems, a supplier of electricity generated and stored by certain of the energy generation and storage systems we install for customers, and a provider of grid services through virtual power plant models, we are impacted by federal, state and local regulations and policies concerning the import or export of components, electricity pricing, the interconnection of electricity generation and storage equipment with the electrical grid and the sale of electricity generated by third party-owned systems. If regulations and policies are introduced that adversely impact the import or export of components, or the interconnection, maintenance or use of our solar and energy storage systems, they could deter potential customers from purchasing our solar and energy storage products and services, threaten the economics of our existing contracts and cause us to cease solar and energy storage system sales and services in the relevant jurisdictions, which may harm our business, financial condition and operating results.
Any failure by us to comply with a variety of U.S. and international privacy and consumer protection laws may harm us.

Any failure by us or our vendors or other business partners to comply with our public privacy notice or with federal, state or international privacy, data protection, artificial intelligence or security laws or regulations relating to the processing, collection, use, retention, security and transfer of personally identifiable information could result in regulatory or litigation-related actions against us, legal liability, fines, damages, ongoing audit requirements and other significant costs. Substantial expenses and operational changes may be required in connection with maintaining compliance with such laws, and even an unsuccessful challenge by customers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us. In addition, certain privacy laws are still subject to a high degree of uncertainty as to their interpretation, application and impact, and may require extensive system and operational changes, be difficult to implement, increase our operating costs, adversely impact the cost or attractiveness of the products or services we offer, or result in adverse publicity and harm our reputation. For example, the General Data Protection Regulation applies to the processing of personal information collected from individuals located in the European Union requiring certain data protection measures when handling, with a significant risk of fines for noncompliance. Similarly, our North American operations are subject to complex and changing federal and U.S. state-specific data privacy laws and regulations, such as the California Consumer Privacy Act which imposes certain legal obligations on our use and processing of personal information related to California residents. Many other U.S. states have enacted their own distinct privacy laws and regulations, which often impose different, overlapping, and sometimes conflicting requirements across multiple jurisdictions. Finally, additional privacy and cybersecurity laws have come into effect in the Asia-Pacific region, including China, and other jurisdictions where Tesla has a market presence.

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
The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. Our common stock has experienced over the last 52 weeks an intra-day trading high of $498.83 per share and a low of $214.25 per share. The stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, a large proportion of our common stock has been historically and may in the future be traded by short sellers which may put pressure on the supply and demand for our common stock, further influencing volatility in its market price. Public perception of our company or management and other factors outside of our control may additionally impact the stock price of companies like us that garner a disproportionate degree of public attention, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market or the market price of our shares, securities class action litigation has been filed against us. While we defend such actions vigorously, any judgment against us or any future shareholder litigation could result in substantial costs and a diversion of our management’s attention and resources.
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
We provide from time to time guidance regarding our expected financial and business performance. Correctly identifying key factors affecting business conditions and predicting future events is inherently an uncertain process, and our guidance may not ultimately be accurate and has in the past been inaccurate in certain respects, such as the timing of new product manufacturing ramps. Our guidance is based on certain assumptions such as those relating to anticipated production and sales volumes, costs and operational efficiencies. If our guidance varies from actual results, such as due to our assumptions not being met or the impact on our financial performance that could occur as a result of various risks and uncertainties, the market value of our common stock could decline significantly.

There is a risk that the technologies and initiatives associated with the 2025 CEO Performance Award, including the product goals, are misaligned with current or future consumer demand, resulting in our failure to invest in or pursue another opportunity that generates significant financial returns or leads to greater shareholder value.

If the 2025 CEO Performance Award inadvertently directs our focus and resources toward specific technologies that are misaligned with market preferences, or such preferences evolve unfavorably, or customer demand for these innovations does not materialize as anticipated, we may miss opportunities better aligned with other needs. In particular, the product goals may not be indicative of the types of products or services that would, in the long run, generate financial returns necessary to justify the significant market capitalization goals of the 2025 CEO Performance Award. The product goals were designed to incentivize Elon Musk to devote time and energy to development of these products and services, as these products and services are directionally consistent with Mr. Musk’s vision for the future of our company. Our investments in these technologies and initiatives, including those underlying the product goals, frequently involve long development timelines and substantial capital, and there is no assurance that these investments will deliver the expected business, financial or reputational benefits. As a result, misalignment of consumer demand and the technologies and initiatives associated with the 2025 CEO Performance Award, including the product goals, may impair our ability to realize returns on such investments and could lead to strategic misalignment, underperformance or write-downs of related assets, all of which could have a negative impact on our financial performance and stock price.
If Elon Musk were forced to sell shares of our common stock, either that he has the ability to pledge to secure certain personal loan obligations, or in satisfaction of other obligations, such sales could cause our stock price to decline.

Certain banking institutions have in the past made extensions of credit to Elon Musk, our Chief Executive Officer that were secured by pledges of our common stock. If Mr. Musk were to choose to partially secure any loans with pledges of Tesla common stock that he owns, and the price of our common stock were to decline substantially, Mr. Musk may be forced by one or more of the banking institutions to sell shares of Tesla common stock to satisfy his loan obligations if he could not do so through other means. Further, Mr. Musk from time to time may commit to investing in significant business or other ventures, and as a result, be required to sell shares of our common stock in satisfaction of such commitments. Mr. Musk may also sell a portion of his shares in order to satisfy tax obligations relating to the 2018 CEO Performance Award. Any such sales could cause the price of our common stock to decline.
Anti-takeover provisions contained in our governing documents, applicable laws and certain of our debt facilities could impair a takeover attempt.
Our certificate of formation and bylaws afford certain rights and powers to our board of directors that may facilitate the delay or prevention of an acquisition that it deems undesirable. We are also subject to Section 21.606 of the Texas Business Organizations Code and other provisions of Texas law that limit the ability of shareholders in certain situations to effect certain business combinations. In addition, a change in control may cause the acceleration of certain of our debt facilities. Any of the foregoing provisions and terms that has the effect of delaying or deterring a change in control could limit the opportunity for our shareholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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
As part of the above processes, we regularly engage external auditors and consultants to assess our internal cybersecurity programs and compliance with applicable practices and standards. As of 2025, our Information Security Management System has been certified to conform to the requirements of ISO/IEC 27001:2013.
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
Our cybersecurity risk management and strategy processes are overseen by leaders from our Information Security, Product Security, Compliance and Legal teams. Such individuals have an average of over 16 years of prior work experience in various roles involving information technology, including security, auditing, compliance, systems and programming. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the Audit Committee on any appropriate items.
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
ITEM 3. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see Note 13, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Holders
As of January 23, 2026, there were 9,797 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions.
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
The following graph shows a comparison, from January 1, 2021 through December 31, 2025, of the cumulative total return on our common stock, The NASDAQ Composite Index and a group of all public companies sharing the same SIC code as us, which is SIC code 3711, “Motor Vehicles and Passenger Car Bodies” (Motor Vehicles and Passenger Car Bodies Public Company Group). Such returns are based on historical results and are not intended to suggest future performance. Data for The NASDAQ Composite Index and the Motor Vehicles and Passenger Car Bodies Public Company Group assumes an investment of $100 on January 1, 2021 and reinvestment of dividends. We have never declared or paid cash dividends on our common stock nor do we anticipate paying any such cash dividends in the foreseeable future.

Comparison of 60 Months Cumulative Total Return

$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$-
Dec-20
Feb-21
Apr-21
Jun-21
Aug-21
Oct-21
Dec-21
Feb-22
Apr-22
Jun-22
Aug-22
Oct-22
Dec-22
Feb-23
Apr-23
Jun-23
Aug-23
Oct-23
Dec-23
Feb-24
Apr-24
Jun-24
Aug-24
Oct-24
Dec-24
Feb-25
Apr-25
Jun-25
Aug-25
Oct-25
Dec-25
Motor Vehicles and Passenger Car Bodies Public Company Group
Tesla
NASDAQ Composite

Unregistered Sales of Equity Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. For further discussion of our products and services, technology and competitive strengths, refer to Item 1- Business. For discussion related to changes in financial condition and the results of operations for fiscal year 2024-related items, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2024, which was filed with the SEC on January 30, 2025.
Overview and 2025 Highlights
We are focused on bringing artificial intelligence into the real world, through products and services like FSD (Supervised) and Robotaxi, as well as working to develop and commercialize AI robots (including Optimus). We intend to leverage our current operations, in which we design, develop, manufacture, sell and lease high-performance fully electric vehicles and energy generation and storage systems that increasingly deliver AI-related and enhanced software and services to our customers, to achieve that objective.
As a result of rapidly evolving trade and fiscal policy, uncertainty in the automotive and energy markets continues, posing risks to our global supply chain and cost structure which could have a meaningfully adverse impact on demand for our products and our profitability. The current tariff regime will have a relatively larger impact on our energy generation and storage business compared to our automotive business. While we prepare for near-term challenges to our business under current policies, we are focused on long-term growth opportunities as we continue to make prudent investments.
In 2025, we produced approximately 1.66 million consumer vehicles and delivered approximately 1.64 million consumer vehicles. We are focused on profitable growth via a differentiated and efficiently managed product portfolio that leverages our existing factories and production lines, further improving and deploying our FSD (Supervised) capabilities, including future autonomous capabilities through our purpose-built Robotaxi product, Cybercab, reducing costs, increasing vehicle production, utilized capacity and delivery capabilities, improving and developing our vehicles, battery and AI compute technologies, vertically integrating and localizing our supply chain, and expanding our global infrastructure, including our service and charging infrastructure. We have continued to expand and refine our Robotaxi service after its June 2025 launch, capitalizing on our AI investments and scalable mobility infrastructure to advance a service-driven business model.
In 2025, we deployed 46.7 GWh of energy storage products. We are focused on ramping the production, increasing the market penetration of our energy storage products, developing our battery technologies and vertically integrating, localizing and expanding our supply chain.
In 2025, we recognized total revenues of $94.83 billion, representing a decrease of $2.86 billion compared to the prior year. In 2025, our net income attributable to common stockholders was $3.79 billion, representing a decrease of $3.30 billion compared to the prior year. We continue to ramp production and build and optimize our manufacturing capacity, expand our operations while focusing on further cost reductions and operational efficiencies to enable increased deliveries and deployments of our products, and invest in research and development to accelerate our AI, software and fleet-based profits for further revenue growth.
We ended 2025 with $44.06 billion in cash and cash equivalents and investments, representing an increase of $7.50 billion from the end of 2024. Our cash flows provided by operating activities were $14.75 billion in 2025 compared to $14.92 billion in 2024, representing a decrease of $176 million. Capital expenditures amounted to $8.53 billion in 2025 compared to $11.34 billion in 2024, representing a decrease of $2.82 billion. Overall growth has allowed our business to generally fund itself, and we will continue to make critical high-value investments while maintaining a strong balance sheet.

Management Opportunities, Challenges and Uncertainties and 2026 Outlook
Automotive and AI Enabled Products—Production
We are focused on growing and optimizing our manufacturing capacity, which includes capacity for manufacturing newer vehicle models and future vehicles utilizing aspects of our next generation platform, while maximizing production rate and efficiency at our Gigafactories. In 2025, we completed the refresh of our vehicle lineup with the launch of the new Model Y and additional variants for Model 3 and Model Y. The next phase of production growth will be initiated by advances in autonomy and the introduction of new products, including those built on our next generation vehicle platform, as well as our ability to efficiently manufacture our own cells that we are developing to have high-volume output, lower capital and production costs and longer range. Our goals are to improve vehicle performance, decrease production costs and increase affordability and customer awareness. We are also capitalizing on our strengths in real-world AI data to advance the development of Optimus, a general purpose, autonomous humanoid robot.
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
Automotive and AI Enabled Products—Demand, Sales, Deliveries and Infrastructure
Our cost reduction efforts, cost innovation strategies, and additional localized procurement and manufacturing are key to our vehicles’ affordability and have allowed us to competitively price our vehicles. We will also continue to generate demand by improving our vehicles’ performance and functionality, including through product offerings and features utilizing artificial intelligence such as FSD (Supervised) and other software, and delivering new vehicles and vehicle options. In addition, we believe the launch of our Robotaxi service unlocks the potential for significant business growth to advance a service-driven business model. We will continue to improve safety and profitability while scaling the network. In addition, we have been increasing awareness, and expanding our vehicle financing programs, including attractive leasing terms for our customers. We will also continue to work on developing our robotics offerings.
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
Changes in government and economic policies, incentives or tariffs may also impact our production, cost structure and the competitive landscape. For instance, while the final scope and application of recently announced changes in trade policy remain uncertain at this time, higher tariffs on imports and subsequent retaliatory tariffs could adversely impact consumer spending and demand for durable goods and related services. Furthermore, certain provisions of the OBBBA, including the removal of tax credits for electric vehicles, may also impact consumer demand for electric vehicles in general. We will continue to adjust accordingly to such developments, and we believe our ongoing cost reduction efforts, including through production innovation, process improvements and logistics optimization, and focus on operating leverage, vertical integration and supply chain localization will continue to benefit us in relation to our competitors. Our new products and our advances in autonomy and robotics, position us for future growth.

As our vehicle production increases, we must work constantly to similarly increase vehicle delivery capability so that it does not become a bottleneck on our total deliveries. As we expand our manufacturing operations globally, we will also have to continue to increase and staff our delivery, servicing and charging infrastructure accordingly, maintain our vehicle reliability and optimize our Supercharger locations to ensure cost effectiveness and customer satisfaction. In particular, as other automotive manufacturers have announced their adoption of NACS and agreements with us to utilize our Superchargers, we must correspondingly expand our network in order to ensure adequate availability to meet customer demands. We also remain focused on continued enhancements of the capability and efficiency of our servicing operations. In tandem with the launch of our Robotaxi business, we are focused on developing and optimizing dedicated infrastructure, including in relation to vehicle cleaning and maintenance, charging, security, teleoperations and fleet management, to ensure service quality as we continue to scale.
Energy Generation and Storage Demand, Production and Deployment
The long-term success of this business is dependent upon incremental volume growth. We continue to increase the production and capabilities of our energy storage products to meet high levels of demand, including the ramps of our Megafactories in Shanghai and Lathrop, California, and the construction of a new Megafactory near Houston, Texas. In 2025, we introduced Megapack 3 and Megablock, our next-generation industrial storage product, and began manufacturing a new residential retrofit solar panel. For Megapack, energy storage deployments can vary meaningfully quarter to quarter depending on the timing of specific project milestones and logistics. As these product lines grow, we will have to maintain adequate battery cell supply for our energy storage products. At the same time, changes in government and economic incentives or tariffs may also impact our sales, cost structure and the competitive landscape. For instance, import tariffs by the US government and the provisions of the OBBBA could significantly increase battery cell expenses and impact costs for our consumers, negatively impacting consumer demand. Despite these challenges, as AI infrastructure drives rapid load growth, we see opportunities for our energy storage products to stabilize the grid, shift energy when it is needed most and provide additional power capacity.
Cash Flow and Capital Expenditure Trends
Our capital expenditures are typically difficult to project beyond the short-term given the number and breadth of our core projects at any given time, and may further be impacted by uncertainties in future global market conditions and shifting global trade and fiscal policy. We are simultaneously developing and ramping new products, building or ramping manufacturing facilities on three continents, piloting the development and manufacture of new battery cell technologies, expanding our Supercharger network and investing in autonomy, robotics and other artificial intelligence enabled training and products and its supporting infrastructure, and the pace of our capital spend may vary depending on overall priority among projects, the pace at which we meet milestones, production adjustments to and among our various products, increased capital efficiencies and the addition of new projects. We are focused on long-term growth opportunities through critical, high-value investments. We currently expect our capital expenditures to be in excess of $20 billion in 2026, driven by our AI initiatives, including investments in compute infrastructure and data centers, the expansion and ramp of our manufacturing and R&D production lines and facilities, and growth in our fleet of company-operated AI-enabled assets and our retail, service and charging footprint. We believe this strategy will position our Company for further growth as we make investments in a capital efficient manner.
Our business has generally been consistently generating cash flow from operations in excess of our level of capital spend, and with better working capital management resulting in shorter days sales outstanding than days payable outstanding, our sales growth is also generally facilitating positive cash generation. We have and will continue to utilize such cash flows, among other things, to invest in autonomy and robotics, further vertically integrate our supply chain, expand our product roadmap and provide financing options to our customers. At the same time, periods of heightened levels of capital expenditures due to capital-intensive projects and other potential variables such as rising material prices and increases in supply chain and labor expenses resulting from changes in global trade conditions and labor availability, will necessitate additional funding beyond our operating cash flow.

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
The estimates used for, but not limited to, determining significant economic incentive for resale value guarantee arrangements, sales return reserves, resale value guarantee liabilities, income tax, the collectability of accounts and finance receivables, fair value and probability assessments of stock-based awards, inventory valuation, warranties, fair value of long-lived assets, fair value of financial instruments, fair value and residual value of operating lease vehicles and energy generation and storage systems subject to leases could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Revenue Recognition
Automotive Sales
Automotive sales revenue includes revenues related to cash and financing deliveries of new vehicles, and specific other features and services that meet the definition of a performance obligation under Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), including access to our internet connectivity, access to our FSD (Supervised) features and their ongoing maintenance, free Supercharging programs and over-the-air software updates. We recognize revenue on automotive sales, net of any discounts or financial subsidies, upon delivery to the customer, which is when the control of a vehicle transfers. Payments are typically received at the point control transfers or in accordance with payment terms customary to the business, except sales we finance for which payments are collected over the contractual loan term. We also recognize a sales return reserve based on historical experience plus consideration for expected future market values when we offer resale value guarantees or similar buyback terms. Other features and services such as access to our internet connectivity, unlimited free Supercharging and over-the-air software updates are provisioned upon transfer of control of a vehicle and recognized over time on a straight-line basis as we have a stand-ready obligation to deliver such services to the customer. Other limited free Supercharging incentives are recognized based on actual usage or expiration, whichever is earlier. We recognize revenue related to these other features and services over the performance period, which is generally the expected ownership life of the vehicle. Revenue related to FSD (Supervised) features is recognized when functionality is delivered to the customer and their ongoing maintenance is recognized over time. For our obligations related to automotive sales, we estimate standalone selling price by considering costs used to develop and deliver the service, third-party pricing of similar options and other information that may be available. Customers may purchase subscriptions, including FSD (Supervised) and premium connectivity, after taking delivery of their vehicles. Revenue from subscriptions is recognized either over time or point in time depending on the nature of contractual terms.

Any fees or financial subsidies that are paid or payable by us to a customer’s lender when we arrange the financing are recognized upfront as an offset against automotive sales revenue. As our contract costs related to automotive sales are typically fulfilled within one year, the costs to obtain a contract are expensed as incurred. Amounts billed to customers related to shipping and handling are classified as automotive sales revenue, and we have elected to recognize the cost for freight and shipping when control over vehicles, parts or accessories have transferred to the customer as an expense in cost of automotive sales revenue. Our policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.

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
Warranties
We provide a manufacturer’s warranty on all new and used vehicles and a warranty on the installation and components of the energy generation and storage systems we sell for periods typically between 1 to 25 years. We accrue a warranty reserve for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected warranty experience may cause material changes to the warranty reserve in the future. The warranty reserve does not include projected service costs associated with our vehicles subject to operating lease accounting and our energy generation and storage systems under lease contracts or PPAs, as these service costs are expensed as incurred. The portion of the warranty reserve expected to be incurred within the next 12 months is included within Accrued liabilities and other, while the remaining balance is included within Other long-term liabilities on the consolidated balance sheets. For liabilities that we are entitled to receive indemnification from our suppliers, we record receivables for the contractually obligated amounts on the consolidated balance sheets as a component of Prepaid expenses and other current assets for the current portion and as Other non-current assets for the long-term portion. Warranty expense is recorded as a component of Cost of revenues in the consolidated statements of operations. Due to the magnitude of our automotive business, our accrued warranty balance is primarily related to our automotive segment.
Stock-Based Compensation
We use the fair value method of accounting for our restricted stock awards (“RSAs”), stock options and restricted stock units (“RSUs”) granted to employees and for our employee stock purchase plan (“the ESPP”) to measure the cost of employee services received in exchange for the stock-based awards. Stock-based compensation expense for equity awards is a non-cash expense and is recorded in Cost of revenues, Research and development expense and Selling, general and administrative expense in the consolidated statements of operations based on the function of the employee.

Equity awards with service and/or performance conditions
The fair value of stock option awards with service and/or performance conditions and the ESPP is estimated on the grant or offering date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the risk-free interest rate, expected award term and expected share price volatility. The fair value of RSUs with service and/or performance conditions is measured on the grant date based on the closing fair market value of our common stock. The resulting stock-based compensation expense for stock options, RSUs and the ESPP is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period, which is generally four years for stock options and RSUs and six months for the ESPP.
The fair value of restricted stock granted to our CEO with service and/or performance conditions is measured on the grant date based on the closing fair market value of our common stock, adjusted to take into account the illiquidity discount due to any applicable required holding period, less any purchase price or offset amount. The illiquidity discount is determined using a valuation model that requires inputs such as expected share price volatility and the employee’s expected tax rate. The inputs used in the valuation models, which are subjective and generally require significant judgment, are unique to each award based on the best available information at the valuation date.
Stock-based compensation expense for equity awards with performance conditions is recognized over the requisite service period when the vesting of the award becomes probable. Stock-based compensation expense is recognized on a straight-line basis for equity awards with only a service condition and on a graded vesting basis for equity awards with a performance condition, net of actual forfeitures in the period.
Equity awards with market, service and performance conditions
The fair value and derived service period of performance-based awards granted to our CEO with market, service and performance conditions are estimated on the grant date using a Monte Carlo simulation model. A Monte Carlo simulation model requires inputs such as the risk-free interest rate, expected award term, expected share dilution and expected share price volatility. For awards with a holding requirement that is in effect post-vesting, the fair value is adjusted to take into account an illiquidity discount, which is determined using a valuation model that requires inputs such as expected share price volatility and the employee’s expected tax rate. These inputs, which are subjective and generally require significant judgment, are unique to each award based on the best available information at the valuation date.

For such awards, stock-based compensation expense is recognized on a straight-line basis over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. If applicable, stock-based compensation expense for such awards is recognized over the longer of (i) the expected service period, (ii) the expected achievement period for the operational milestone (performance condition) and (iii) the expected achievement period for the related market capitalization milestone determined on the grant date, with recognition beginning at the point in time that the relevant operational milestone is considered probable of achievement. If such operational milestone becomes probable any time after the grant date or the expected achievement period changes, we will recognize a cumulative expense adjustment from the grant date to that point in time. Stock-based compensation expense will continue to be recognized over the expected achievement period for the operational milestone (if applicable) regardless of whether the market capitalization milestone is achieved earlier than its expected achievement period or achieved at all, as long as the service condition continues to be satisfied. If an operational milestone is subsequently determined to be improbable of achievement, stock-based compensation expense previously recognized would be reversed in the period the condition is deemed improbable.
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
Results of Operations
Revenues

	Year Ended December 31,			2025 vs. 2024 Change		2024 vs. 2023 Change
(Dollars in millions)	2025	2024	2023	$	%	$	%
Automotive sales	$65,821	$72,480	$78,509	$(6,659)	(9)%	$(6,029)	(8)%
Automotive regulatory credits	1,993	2,763	1,790	(770)	(28)%	973	54%
Automotive leasing	1,712	1,827	2,120	(115)	(6)%	(293)	(14)%
Total automotive revenues	69,526	77,070	82,419	(7,544)	(10)%	(5,349)	(6)%
Services and other	12,530	10,534	8,319	1,996	19%	2,215	27%
Total automotive & services and other segment revenue	82,056	87,604	90,738	(5,548)	(6)%	(3,134)	(3)%
Energy generation and storage segment revenue	12,771	10,086	6,035	2,685	27%	4,051	67%
Total revenues	$94,827	$97,690	$96,773	$(2,863)	(3)%	$917	1%
Automotive & Services and Other Segment
Automotive sales revenue includes revenues related to cash and financing deliveries of new vehicles, including internet connectivity, access to our FSD (Supervised) features and their ongoing maintenance, free Supercharging programs and over-the-air software updates. These deliveries are vehicles that are not subject to lease accounting.
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
Automotive leasing revenue includes the amortization of revenue for vehicles under direct operating lease agreements and lease buyout revenue. Additionally, automotive leasing revenue includes direct sales-type leasing programs where we recognize all revenue associated with the sales-type lease upon delivery to the customer.
Services and other revenue consists of sales of used vehicles, non-warranty maintenance services and collision, paid Supercharging sessions, automotive insurance business revenue, part sales and retail merchandise sales.
2025 compared to 2024
Automotive sales revenue decreased $6.66 billion, or 9%, in the year ended December 31, 2025 as compared to the year ended December 31, 2024, due a decrease of approximately 8% in cash deliveries and a lower average selling price per unit driven by sales mix and higher customer incentives such as attractive financing options.
Automotive regulatory credits revenue decreased $770 million, or 28%, in the year ended December 31, 2025 as compared to the year ended December 31, 2024. Fluctuations in automotive regulatory credits are impacted by our supply of credits, subject to changes in regulation, production and sales. In 2025, governmental and regulatory actions, such as OBBBA, have restricted certain regulatory credit programs tied to our products. Furthermore, we are impacted by the demand for credits by other automobile manufacturers.

Services and other revenue increased $2.00 billion, or 19%, in the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to increases in paid Supercharging sessions, non-warranty maintenance services and collision revenue, used vehicle sales volume and automotive insurance business revenue.
Energy Generation and Storage Segment
Energy generation and storage revenue includes sales, leasing, and financing of energy generation and storage products, services related to such products and sales of energy generation incentives.
2025 compared to 2024
Energy generation and storage revenue increased $2.69 billion, or 27%, in the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily due to increases in Megapack and Powerwall deployments, partially offset by a decrease in average selling price of Megapack.
Cost of Revenues and Gross Margin

	Year Ended December 31,			2025 vs. 2024 Change		2024 vs. 2023 Change
(Dollars in millions)	2025	2024	2023	$	%	$	%
Cost of revenues
Automotive sales	$56,267	$61,870	$65,121	$(5,603)	(9)%	$(3,251)	(5)%
Automotive leasing	898	1,003	1,268	(105)	(10)%	(265)	(21)%
Total automotive cost of revenues	57,165	62,873	66,389	(5,708)	(9)%	(3,516)	(5)%
Services and other	11,599	9,921	7,830	1,678	17%	2,091	27%
Total automotive & services and other segment cost of revenues	68,764	72,794	74,219	(4,030)	(6)%	(1,425)	(2)%
Energy generation and storage segment	8,969	7,446	4,894	1,523	20%	2,552	52%
Total cost of revenues	$77,733	$80,240	$79,113	$(2,507)	(3)%	$1,127	1%

Gross profit total automotive	$12,361	$14,197	$16,030
Gross margin total automotive	17.8%	18.4%	19.4%

Gross profit total automotive & services and other segment	$13,292	$14,810	$16,519
Gross margin total automotive & services and other segment	16.2%	16.9%	18.2%

Gross profit energy generation and storage segment	$3,802	$2,640	$1,141
Gross margin energy generation and storage segment	29.8%	26.2%	18.9%

Total gross profit	$17,094	$17,450	$17,660
Total gross margin	18.0%	17.9%	18.2%
Automotive & Services and Other Segment
Cost of automotive sales revenue includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, tariffs, reserves for estimated warranty expenses, FSD (Supervised) ongoing maintenance costs, vehicle connectivity costs, and allocations of electricity and infrastructure costs related to our free Supercharging programs. Cost of automotive sales revenues also includes adjustments to warranty expense and charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand. Additionally, cost of automotive sales revenue benefits from manufacturing credits recognized.

Cost of automotive leasing revenue includes the depreciation of operating lease vehicles, cost of goods sold associated with lease buyouts and direct sales-type leases, and servicing of leased vehicles.
Costs of services and other revenue includes cost of used vehicles including refurbishment costs, labor and material costs associated with providing non-warranty maintenance services and collision, operating costs of paid Supercharging sessions, claim costs associated with providing automotive insurance, and costs associated with our part sales and retail merchandise sales.
2025 compared to 2024
Cost of automotive sales revenue decreased $5.60 billion, or 9%, in the year ended December 31, 2025 as compared to the year ended December 31, 2024 due to the decrease in deliveries year over year as discussed above and lower average cost per unit due to sales mix and lower material costs, partially offset by lower fixed cost absorption and an increase in tariffs compared to the prior year.
Cost of services and other revenue increased $1.68 billion, or 17%, in the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to increases in used vehicle sales volume and cost, cost of paid Supercharging sessions, cost related to our automotive insurance business, and cost related to our non-warranty maintenance services and collision revenue.
Gross margin for total automotive decreased from 18.4% to 17.8% in the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily due to a decrease in regulatory credits revenue as well as the changes in automotive sales revenue and cost of automotive sales revenue, as discussed above.
Gross margin for total automotive & services and other segment decreased from 16.9% to 16.2% in the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily due to a decrease in regulatory credits revenue, partially offset by an improvement in services and other margins.
Energy Generation and Storage Segment
Cost of energy generation and storage revenue includes direct and indirect material, tariffs, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, warranty expense and cost of servicing. Cost of energy generation and storage revenue also includes charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand. Additionally, cost of energy generation and storage revenue benefits from manufacturing credits earned. In agreements for energy generation and storage systems and PPAs where we are the lessor, the cost of revenue is primarily comprised of depreciation of the cost of leased energy generation and storage systems, maintenance costs associated with those systems and amortization of any initial direct costs.
2025 compared to 2024
Cost of energy generation and storage revenue increased $1.52 billion, or 20%, in the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily from increases in Megapack and Powerwall deployments, partially offset by a decrease in average cost per unit for Megapack and Powerwall from lower raw material costs, lower manufacturing costs for Megapack in part from the ramp of Shanghai Megafactory, partially offset by higher tariffs.
Gross margin for energy generation and storage increased from 26.2% to 29.8% in the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due the changes in energy generation and storage revenue and cost of energy generation and storage revenue, as discussed above.
Research and Development Expense

	Year Ended December 31,			2025 vs. 2024 Change		2024 vs. 2023 Change
(Dollars in millions)	2025	2024	2023	$	%	$	%
Research and development	$6,411	$4,540	$3,969	$1,871	41%	$571	14%
As a percentage of revenues	7%	5%	4%
Research and development (“R&D”) expense consists primarily of personnel costs for our teams in engineering and research, facilities costs such as data center depreciation, prototyping expense, and professional and contract services.

R&D expense increased $1.87 billion, or 41%, in the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to increases in costs related to AI and other programs as we continue to expand our product roadmap and technologies and an increase in stock-based compensation of $500 million. R&D expense as a percentage of revenue increased from 5% to 7% in the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to higher R&D expense and a decrease in total revenue as compared to the prior year.
Selling, General and Administrative Expense

	Year Ended December 31,			2025 vs. 2024 Change		2024 vs. 2023 Change
(Dollars in millions)	2025	2024	2023	$	%	$	%
Selling, general and administrative	$5,834	$5,150	$4,800	$684	13%	$350	7%
As a percentage of revenues	6%	5%	5%
Selling, general and administrative (“SG&A”) expense generally consist of personnel and facilities costs related to our stores, marketing, sales, executive, finance, human resources, information technology and legal organizations, as well as fees for professional and contract services, litigation settlements, bank charges and marketing fees.
SG&A expenses increased $684 million, or 13%, in the year ended December 31, 2025 as compared to the year ended December 31, 2024 driven by a $354 million increase in operating expenses including legal charges, a $256 million increase in employee and labor costs, including professional services, a $235 million increase in stock-based compensation, partially offset by an $83 million decrease in marketing expenses and a $78 million decrease in facilities related expenses.
Restructuring and Other

	Year Ended December 31,			2025 vs. 2024 Change		2024 vs. 2023 Change
(Dollars in millions)	2025	2024	2023	$	%	$	%
Restructuring and other	$494	$684	$—	$(190)	(28)%	$684	Not meaningful
In the second quarter of 2024, we initiated and substantially completed certain restructuring actions to reduce costs and improve efficiency. As a result, we recognized $583 million of employee termination expenses in Restructuring and other in our consolidated statement of operations.
In the third quarter of 2025, we initiated certain actions in order to reduce costs and improve efficiency through convergence of AI chip design efforts. As a result, we recognized $390 million of expenses within our automotive segment in the second half of 2025, related to charges for supercomputer assets, contract terminations and employee terminations.
Interest Income

	Year Ended December 31,			2025 vs. 2024 Change		2024 vs. 2023 Change
(Dollars in millions)	2025	2024	2023	$	%	$	%
Interest income	$1,680	$1,569	$1,066	$111	7%	$503	47%
Interest income increased $111 million, or 7%, in the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to higher interest earned on our cash and cash equivalents and short-term investments due to an increase in our average portfolio balance, partially offset by a lower average interest rate.
Other Income (Expense), Net

	Year Ended December 31,			2025 vs. 2024 Change		2024 vs. 2023 Change
(Dollars in millions)	2025	2024	2023	$	%	$	%
Other (expense) income, net	$(419)	$695	$172	$(1,114)	Not meaningful	$523	304%
Other (expense) income, net, consists of foreign exchange gains and losses related to our foreign currency-denominated monetary assets and liabilities and fair value remeasurements of our digital assets following the adoption of ASU 2023-08 effective January 1, 2024. See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

Other (expense) income, net, changed unfavorably by $1.11 billion in the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily due to mark-to-market on our bitcoin digital assets and fluctuations in foreign currency exchange rates on our intercompany balances. As our intercompany balances are significant in nature and we do not typically hedge foreign currency risk, we can experience significant fluctuations in foreign currency exchange rate gains and losses from period to period.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,			2025 vs. 2024 Change		2024 vs. 2023 Change
(Dollars in millions)	2025	2024	2023	$	%	$	%
Provision for (benefit from) income taxes	$1,423	$1,837	$(5,001)	$(414)	(23)%	$6,838	Not meaningful
Effective tax rate	27%	20%	(50)%
Our provision for (benefit from) income taxes decreased by $414 million in the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to a reduction in income before income taxes. Our effective tax rate increased from 20% to 27% in the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to changes in the mix of our jurisdictional earnings, a decrease in foreign income deductions resulting from lower taxable income attributable to the OBBBA and the remeasurement of our deferred tax assets related to net controlled foreign corporation tested income (“NCTI”) under the OBBBA.
See Note 12, Income Taxes, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.
Liquidity and Capital Resources
As discussed in Part II, Item 9B, Other Information—xAI Investment of this Annual Report on Form 10-K, the Company entered into an agreement in January 2026 to make a minority equity investment.
We generally expect to continue to generate net positive operating cash flow. The cash we generate from our core operations enables us to fund ongoing operations and production, our research and development projects for new products and technologies including our proprietary battery cells, additional manufacturing ramps at existing manufacturing facilities, the construction of future factories, and the continued expansion of our retail and service locations, body shops, Mobile Service fleet, Supercharger, energy product installation capabilities and autonomy and other artificial intelligence enabled products.
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
Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following December 31, 2025, as well as in the long-term.
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

As discussed in and subject to the considerations referenced in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Opportunities, Challenges and Uncertainties and 2026 Outlook—Cash Flow and Capital Expenditure Trends in this Annual Report on Form 10-K, we currently expect our capital expenditures to exceed $20 billion in 2026 driven by our AI initiatives, including investments in compute infrastructure and data centers, the expansion and ramp of our manufacturing and R&D production lines and facilities, and growth in our fleet of company-operated AI-enabled assets and our retail, service and charging footprint. Changes in trade policy may necessitate adjustments to our project timelines, potentially impacting our capital expenditure expectations.
As of December 31, 2025, we and our subsidiaries had outstanding $8.18 billion in aggregate principal amount of indebtedness, of which $1.58 billion is current. As of December 31, 2025, our total minimum lease payments was $7.96 billion, of which $1.32 billion is due in the succeeding 12 months. For details regarding our indebtedness and lease obligations, refer to Note 9, Debt, and Note 10, Leases, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Sources and Conditions of Liquidity
Our sources to fund our material cash requirements are predominantly from our deliveries and servicing of new and used vehicles, deployments and servicing of our energy storage products, interest income, and proceeds from debt facilities and equity offerings, when applicable.
As of December 31, 2025, we had $16.51 billion and $27.55 billion of cash and cash equivalents and short-term investments, respectively. Balances held in foreign currencies had a U.S. dollar equivalent of $4.37 billion and consisted primarily of Chinese yuan and euro. We had $6.43 billion of unused committed credit amounts as of December 31, 2025. For details regarding our indebtedness, refer to Note 9, Debt, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We continue adapting our strategy to meet our liquidity and risk objectives, such as investing in U.S. government securities and other investments, investing in autonomy, further vertically integrating our supply chain, expanding our product roadmap and providing financing options to our customers.
Summary of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Net cash provided by operating activities	$14,747	$14,923	$13,256
Net cash used in investing activities	$(15,478)	$(18,787)	$(15,584)
Net cash provided by financing activities	$1,139	$3,853	$2,589
Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by our cash investments to support the growth of our business in areas such as research and development and selling, general and administrative and working capital. Our operating cash inflows include cash from vehicle sales and related servicing, sales of energy generation and storage products, customer lease and financing payments, sales of regulatory credits and interest income on our cash and investments portfolio. These cash inflows are offset by our payments to suppliers for production materials and parts used in our manufacturing process, operating expenses, operating lease payments and interest payments on our financings.
Net cash provided by operating activities decreased by $176 million to $14.75 billion during the year ended December 31, 2025 from $14.92 billion during the year ended December 31, 2024. This decrease was primarily due to a decrease in net income excluding non-cash expenses, gains and losses of $737 million, partially offset by favorable changes in net operating assets and liabilities of $561 million.
Cash Flows from Investing Activities
Net cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $8.53 billion and $11.34 billion for the years ended December 31, 2025 and 2024, respectively, mainly for global AI and operational infrastructure and factory expansion, as well as machinery and equipment as we expand and enhance our product roadmap. We also purchased $6.95 billion and $7.45 billion of investments, net of proceeds from maturities and sales, for the years ended December 31, 2025 and 2024, respectively.

Cash Flows from Financing Activities
Net cash flows from financing activities decreased by $2.71 billion to $1.14 billion during the year ended December 31, 2025 from $3.85 billion during the year ended December 31, 2024. The decrease was primarily due to a $3.05 billion increase in repayments of debt and a $158 million decrease in proceeds from issuances of debt. See Note 9, Debt, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details regarding our debt obligations. Additionally, the decrease was partially offset by a $277 million decrease in principal payments on finance leases, a $133 million decrease in payments for buy-outs of noncontrolling interests in subsidiaries and $101 million of proceeds received from directors in shareholder settlement net of payment for related legal fees during the year ended December 31, 2025.
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
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income before income taxes. These changes would have resulted in a gain or loss of $1.70 billion at December 31, 2025 and $1.15 billion at December 31, 2024, assuming no foreign currency hedging.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Tesla, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Tesla, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of redeemable noncontrolling interests and equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Automotive Warranty Reserve
As described in Note 2 to the consolidated financial statements, total accrued warranty, which primarily relates to the automotive segment, was $8,607 million as of December 31, 2025. The Company provides a manufacturer’s warranty on all new and used Tesla vehicles. A warranty reserve is accrued for these products sold, which includes management’s best estimate of the projected costs to repair or replace items under warranty and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of the automotive warranty reserve for certain Tesla vehicle models, including controls over management’s significant assumptions related to the nature, frequency and costs of future claims and controls over the completeness and accuracy of actual claims incurred to date. These procedures also included, among others, (i) testing the completeness and accuracy of historical vehicle claims processed and testing that such claims were appropriately used by management in the estimation of future claims and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) developing an independent estimate of the automotive warranty reserve for certain Tesla vehicle models and (b) comparing the independent estimate to management’s estimate. Developing the independent estimate involved evaluating the appropriateness of management’s significant assumptions related to the nature and frequency of future claims.

2025 CEO Performance Award
As described in Notes 2 and 11 to the consolidated financial statements, the Company granted the 2025 CEO performance award with market, service and performance conditions and a required holding period. The award consists of 12 tranches of performance-based restricted stock, each containing a market capitalization milestone and an operational milestone that must be met in order for the tranche to vest, in addition to the service condition. With the assistance of a third-party valuation specialist, management determined the fair value of the award on the grant date, using a Monte Carlo valuation model, which included significant assumptions such as expected share price volatility, illiquidity discount and dilution adjustment. To estimate the required holding period illiquidity discount applied to the fair value, management utilized significant assumptions relating to expected share price volatility and expected employee tax rate. The Company recognizes stock-based compensation expense on a straight-line basis over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestones becomes probable. As of December 31, 2025, the Company had unrecognized stock-based compensation expense of $10.23 billion for the operational milestone that was considered probable of achievement, which will be recognized over 9.7 years, and unrecognized stock-based compensation expense of $105.82 billion to $120.37 billion for the operational milestones that were considered not probable of achievement. For the year ended December 31, 2025, the Company recorded stock-based compensation expense of $162 million related to the award.
The principal considerations for our determination that performing procedures relating to the 2025 CEO performance award is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the award and determining whether performance conditions are probable; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to expected share price volatility, dilution adjustment, and estimated employee tax rate used in the fair value measurement of the award and evaluating audit evidence related to management's assessment of whether certain performance conditions were probable; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of fair value of the 2025 CEO performance award, including controls over management’s significant assumptions related to the stock price volatility, dilution adjustment, and estimated employee tax rate, and controls over management’s assessment of the probability of certain performance conditions. These procedures also included, among others, (i) testing the completeness and accuracy of the underlying data used in the Monte Carlo model, (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) developing an independent estimate of the grant date fair value of the award, including evaluating the appropriateness of management’s significant assumptions related to expected share price volatility, dilution adjustment, and estimated employee tax rate, and (b) comparing the independent estimate to management’s estimate, (iii) testing management's process for determining the achievement of certain performance conditions, and (iv) evaluating the appropriateness of the probability of achievement of certain performance conditions by considering the current, past, and expected future performance of the Company, and whether management's assessment was consistent with evidence obtained in other areas of the audit.
/s/ PricewaterhouseCoopers LLP
San Jose, California
January 28, 2026
We have served as the Company’s auditor since 2005.

Tesla, Inc.
Consolidated Balance Sheets
(in millions, except per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$16,513	$16,139
Short-term investments	27,546	20,424
Accounts receivable, net	4,576	4,418
Inventory	12,392	12,017
Prepaid expenses and other current assets	7,615	5,362
Total current assets	68,642	58,360
Operating lease vehicles, net	4,912	5,581
Energy generation and storage systems, net	4,604	4,924
Property, plant and equipment, net	40,643	35,836
Operating lease right-of-use assets	6,027	5,160
Digital assets	1,008	1,076
Deferred tax assets	6,925	6,524
Other non-current assets	5,045	4,609
Total assets	$137,806	$122,070
Liabilities
Current liabilities
Accounts payable	$13,371	$12,474
Accrued liabilities and other	13,279	10,723
Deferred revenue	3,424	3,168
Current portion of debt and finance leases	1,640	2,456
Total current liabilities	31,714	28,821
Debt and finance leases, net of current portion	6,736	5,757
Deferred revenue, net of current portion	3,631	3,317
Other long-term liabilities	12,860	10,495
Total liabilities	54,941	48,390
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests in subsidiaries	58	63
Equity
Stockholders’ equity
Preferred stock; $0.001 par value; 100 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 6,000 shares authorized; 3,751 and 3,216 shares issued and outstanding as of December 31, 2025 and 2024, respectively	3	3
Additional paid-in capital	42,770	38,371
Accumulated other comprehensive income (loss)	361	(670)
Retained earnings	39,003	35,209
Total stockholders’ equity	82,137	72,913
Noncontrolling interests in subsidiaries	670	704
Total liabilities and equity	$137,806	$122,070
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Operations
(in millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Automotive sales	$65,821	$72,480	$78,509
Automotive regulatory credits	1,993	2,763	1,790
Automotive leasing	1,712	1,827	2,120
Total automotive revenues	69,526	77,070	82,419
Energy generation and storage	12,771	10,086	6,035
Services and other	12,530	10,534	8,319
Total revenues	94,827	97,690	96,773
Cost of revenues
Automotive sales	56,267	61,870	65,121
Automotive leasing	898	1,003	1,268
Total automotive cost of revenues	57,165	62,873	66,389
Energy generation and storage	8,969	7,446	4,894
Services and other	11,599	9,921	7,830
Total cost of revenues	77,733	80,240	79,113
Gross profit	17,094	17,450	17,660
Operating expenses
Research and development	6,411	4,540	3,969
Selling, general and administrative	5,834	5,150	4,800
Restructuring and other	494	684	—
Total operating expenses	12,739	10,374	8,769
Income from operations	4,355	7,076	8,891
Interest income	1,680	1,569	1,066
Interest expense	(338)	(350)	(156)
Other (expense) income, net	(419)	695	172
Income before income taxes	5,278	8,990	9,973
Provision for (benefit from) income taxes	1,423	1,837	(5,001)
Net income	3,855	7,153	14,974
Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	61	62	(23)
Net income attributable to common stockholders	$3,794	$7,091	$14,997

Net income per share of common stock attributable to common stockholders
Basic	$1.18	$2.23	$4.73
Diluted	$1.08	$2.04	$4.30
Weighted average shares used in computing net income per share of common stock
Basic	3,225	3,197	3,174
Diluted	3,528	3,498	3,485
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Comprehensive Income
(in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$3,855	$7,153	$14,974
Other comprehensive income (loss):
Foreign currency translation adjustment	1,038	(539)	198
Unrealized net (loss) gain on investments, net of tax	(7)	12	16
Net loss realized and included in net income	—	—	4
Total other comprehensive income (loss):	1,031	(527)	218
Comprehensive income	4,886	6,626	15,192
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	61	62	(23)
Comprehensive income attributable to common stockholders	$4,825	$6,564	$15,215
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
(in millions)

	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of December 31, 2022	$409	3,164	$3	$32,177	$(361)	$12,885	$44,704	$785	$45,489
Issuance of common stock for equity incentive awards	—	21	—	700	—	—	700	—	700
Stock-based compensation	—	—	—	2,013	—	—	2,013	—	2,013
Distributions to noncontrolling interests	(32)	—	—	—	—	—	—	(108)	(108)
Buy-outs of noncontrolling interests	(39)	—	—	2	—	—	2	(17)	(15)
Net (loss) income	(96)	—	—	—	—	14,997	14,997	73	15,070
Other comprehensive income	—	—	—	—	218	—	218	—	218
Balance as of December 31, 2023	$242	3,185	$3	$34,892	$(143)	$27,882	$62,634	$733	$63,367
Adjustments for prior periods from adopting ASU 2023-08, net of tax	—	—	—	—	—	236	236	—	236
Settlements of warrants	—	11	—	—	—	—	—	—	—
Issuance of common stock for equity incentive awards	—	20	—	1,241	—	—	1,241	—	1,241
Stock-based compensation	—	—	—	2,199	—	—	2,199	—	2,199
Distributions to noncontrolling interests	(13)	—	—	—	—	—	—	(85)	(85)
Buy-outs of noncontrolling interests	(172)	—	—	39	—	—	39	—	39
Net income	6	—	—	—	—	7,091	7,091	56	7,147
Other comprehensive loss	—	—	—	—	(527)	—	(527)	—	(527)
Balance as of December 31, 2024	$63	3,216	$3	$38,371	$(670)	$35,209	$72,913	$704	$73,617
Issuance of common stock for equity incentive awards, net of issuance costs	—	535	—	1,193	—	—	1,193	—	1,193
Stock-based compensation	—	—	—	3,096	—	—	3,096	—	3,096
Distributions to noncontrolling interests	(9)	—	—	—	—	—	—	(91)	(91)
Shareholder settlement, net	—	—	—	110	—	—	110	—	110
Net income	4	—	—	—	—	3,794	3,794	57	3,851
Other comprehensive income	—	—	—	—	1,031	—	1,031	—	1,031
Balance as of December 31, 2025	$58	3,751	$3	$42,770	$361	$39,003	$82,137	$670	$82,807
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net income	$3,855	$7,153	$14,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	6,148	5,368	4,667
Stock-based compensation	2,825	1,999	1,812
Inventory and purchase commitments write-downs	362	335	463
Foreign currency transaction net unrealized loss (gain)	452	(73)	(144)
Deferred income taxes	123	477	(6,349)
Non-cash interest and other operating activities	272	172	81
Digital assets loss (gain), net	68	(589)	—
Changes in operating assets and liabilities:
Accounts receivable	(261)	(1,083)	(586)
Inventory	(630)	937	(1,195)
Operating lease vehicles	(25)	(590)	(1,952)
Prepaid expenses and other assets	(3,181)	(3,273)	(2,652)
Accounts payable, accrued and other liabilities	4,376	3,588	2,605
Deferred revenue	363	502	1,532
Net cash provided by operating activities	14,747	14,923	13,256
Cash Flows from Investing Activities
Purchases of property and equipment excluding finance leases, net of sales	(8,527)	(11,342)	(8,899)
Purchases of investments	(37,109)	(35,955)	(19,112)
Proceeds from maturities of investments	30,158	28,310	12,353
Proceeds from sales of investments	—	200	138
Business combinations, net of cash acquired	—	—	(64)
Net cash used in investing activities	(15,478)	(18,787)	(15,584)
Cash Flows from Financing Activities
Proceeds from issuances of debt	5,586	5,744	3,931
Repayments of debt	(5,546)	(2,500)	(1,351)
Proceeds from exercises of stock options and other stock issuances, net of issuance costs	1,186	1,241	700
Principal payments on finance leases	(104)	(381)	(464)
Proceeds received from directors in shareholder settlement	277	—	—
Payment of legal fees associated with shareholder settlement	(176)	—	—
Debt issuance costs	(6)	(14)	(29)
Distributions paid to noncontrolling interests in subsidiaries	(78)	(104)	(144)
Payments for buy-outs of noncontrolling interests in subsidiaries	—	(133)	(54)
Net cash provided by financing activities	1,139	3,853	2,589
Effect of exchange rate changes on cash and cash equivalents and restricted cash	171	(141)	4
Net increase (decrease) in cash and cash equivalents and restricted cash	579	(152)	265
Cash and cash equivalents and restricted cash, beginning of period	17,037	17,189	16,924
Cash and cash equivalents and restricted cash, end of period	$17,616	$17,037	$17,189
Supplemental Non-Cash Investing and Financing Activities
Acquisitions of property and equipment included in liabilities	$1,913	$1,410	$2,272
Supplemental Disclosures
Cash paid during the period for interest	$292	$277	$126
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Notes to Consolidated Financial Statements
Note 1 – Overview
Tesla, Inc. (“Tesla”, the “Company”, “we”, “us” or “our”) was incorporated in the State of Delaware on July 1, 2003 and converted to a Texas corporation on June 13, 2024. We are focused on bringing artificial intelligence (“AI”) into the real world, through products and services like Full Self-Driving (“FSD”) (Supervised) and Robotaxi, as well as working to develop and commercialize AI robots (“Bots”) (including Optimus). We intend to leverage our current operations, in which we design, develop, manufacture, sell and lease high-performance fully electric vehicles and energy generation and storage systems that increasingly deliver AI-related and enhanced software and services to our customers, to achieve that objective.
Note 2 – Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in conformity with GAAP and reflect our accounts and operations and those of our subsidiaries in which we have a controlling financial interest. In accordance with the provisions of ASC 810, Consolidation (“ASC 810”), we consolidate any variable interest entity (“VIE”) of which we are the primary beneficiary. We have formed VIEs with financing fund investors in the ordinary course of business in order to facilitate the funding and monetization of certain attributes associated with energy generation systems and leases under our direct vehicle leasing programs. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. We do not consolidate a VIE in which we have a majority ownership interest when we are not considered the primary beneficiary. We have determined that we are the primary beneficiary of all the VIEs (see Note 14, Variable Interest Entity Arrangements). We evaluate our relationships with all the VIEs on an ongoing basis to ensure that we continue to be the primary beneficiary. All intercompany transactions and balances have been eliminated upon consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures in the accompanying notes. The estimates used for, but not limited to, determining significant economic incentive for resale value guarantee arrangements, sales return reserves, resale value guarantee liabilities, income taxes, the collectability of accounts and finance receivables, fair value and probability assessments of stock-based awards, inventory valuation, warranties, fair value of long-lived assets, fair value of financial instruments, fair value and residual value of operating lease vehicles and energy generation and storage systems subject to leases could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
Reclassifications
Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes.

Revenue Recognition
Revenue by source
The following table disaggregates our revenue by major source (in millions):

	Year Ended December 31,
	2025	2024	2023
Automotive sales	$65,821	$72,480	$78,509
Automotive regulatory credits	1,993	2,763	1,790
Energy generation and storage sales	12,270	9,564	5,515
Services and other	12,530	10,534	8,319
Total revenues from sales and services	92,614	95,341	94,133
Automotive leasing	1,712	1,827	2,120
Energy generation and storage leasing	501	522	520
Total revenues	$94,827	$97,690	$96,773
Automotive Segment
Automotive Sales
Automotive sales revenue includes revenues related to cash and financing deliveries of new vehicles, and specific other features and services that meet the definition of a performance obligation under ASC 606, Revenue from Contracts with Customers (“ASC 606”), including internet connectivity, access to our FSD (Supervised) features and their ongoing maintenance, free Supercharging programs and over-the-air software updates. We recognize revenue on automotive sales, net of any discounts or financial subsidies, upon delivery to the customer, which is when the control of a vehicle transfers. Payments are typically received at the point control transfers or in accordance with payment terms customary to the business, except sales we finance for which payments are collected over the contractual loan term. We also recognize a sales return reserve based on historical experience plus consideration for expected future market values when we offer resale value guarantees or similar buyback terms. Other features and services such as access to our internet connectivity, unlimited free Supercharging and over-the-air software updates are provisioned upon transfer of control of a vehicle and recognized over time on a straight-line basis as we have a stand-ready obligation to deliver such services to the customer. Other limited free Supercharging incentives are recognized based on actual usage or expiration, whichever is earlier. We recognize revenue related to these other features and services over the performance period, which is generally the expected ownership life of the vehicle. Revenue related to FSD (Supervised) features is recognized when functionality is delivered to the customer and their ongoing maintenance is recognized over time. For our obligations related to automotive sales, we estimate standalone selling price by considering costs used to develop and deliver the service, third-party pricing of similar options and other information that may be available. Customers may purchase subscriptions, including FSD (Supervised) and premium connectivity, after taking delivery of their vehicles. Revenue from subscriptions is recognized either over time or point in time depending on the nature of contractual terms.
Any fees or financial subsidies that are paid or payable by us to a customer’s lender when we arrange the financing are recognized upfront as an offset against automotive sales revenue. As our contract costs related to automotive sales are typically fulfilled within one year, the costs to obtain a contract are expensed as incurred. Amounts billed to customers related to shipping and handling are classified as automotive sales revenue, and we have elected to recognize the cost for freight and shipping when control over vehicles, parts or accessories have transferred to the customer as an expense in cost of automotive sales revenue. Our policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.
We offer resale value guarantees to our commercial banking partners in connection with certain vehicle leasing programs. Under these programs, we originate the lease with our end customer and immediately transfer the lease and the underlying vehicle to our commercial banking partner, with the transaction being accounted for as a sale under ASC 606.

We receive upfront payment for the vehicle, do not bear casualty and credit risks during the lease term, and we provide a guarantee capped to a limit if they are unable to sell the vehicle at or above the vehicle’s contractual or determined residual value at the end of the lease term. We estimate a guarantee liability in accordance with ASC 460, Guarantees and record it within other liabilities on our consolidated balance sheets. On a quarterly basis, we assess the estimated market value of vehicles sold under these programs to determine whether there have been changes to the amount of expected resale value guarantee liabilities. As we accumulate more data related to the resale values of our vehicles or as market conditions change, there may be material changes to their estimated values. The total recorded guarantee liabilities on vehicles sold under these programs were immaterial as of December 31, 2025 and 2024. Our maximum exposure on the guarantees we provide if they are unable to sell the vehicle at or above the vehicle’s contractual residual value at the end of the lease term was $3.45 billion and $1.45 billion as of December 31, 2025 and 2024, respectively.
Deferred revenue related to internet connectivity, access to our FSD (Supervised) features and their ongoing maintenance, free Supercharging programs and over-the-air software updates primarily on automotive sales consisted of the following (in millions):

	Year Ended December 31,
	2025	2024
Deferred revenue — beginning of period	$3,599	$3,536
Additions	1,083	1,343
Net changes in liability for pre-existing contracts, including foreign exchange impact	141	(92)
Revenue recognized	(956)	(1,188)
Deferred revenue — end of period	$3,867	$3,599
Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Revenue recognized from the deferred revenue balances as of December 31, 2024 and 2023 was $815 million and $872 million for the years ended December 31, 2025 and 2024, respectively. Of the total deferred revenue balance as of December 31, 2025, we expect to recognize $904 million of revenue in the next 12 months. The remaining balance will be recognized at the time of transfer of control of the product or over the performance period as discussed above in Automotive Sales.
We have financing receivables on our consolidated balance sheets related to loans we provide for financing our automotive deliveries. As of December 31, 2025 and 2024, we had current net financing receivables of $247 million and $247 million, respectively, in Accounts receivable, net, and $554 million and $821 million, respectively, in Other non-current assets for the long-term portion.
Automotive Regulatory Credits
We earn tradable credits in the operation of our automotive business under various regulations. We sell these credits globally to other regulated entities who can use the credits to comply with emission standards and other regulatory requirements.
Payments for automotive regulatory credits are typically received at the point control transfers to the customer, or in accordance with payment terms customary to the business. We recognize revenue on the sale of automotive regulatory credits, which have negligible incremental costs associated with them, at the time control of the regulatory credits is transferred to the purchasing party. Deferred revenue related to sales of automotive regulatory credits was immaterial as of December 31, 2025 and 2024. Revenue recognized from the deferred revenue balance as of December 31, 2024 and 2023 was immaterial for the years ended December 31, 2025 and 2024. We have elected the practical expedient to omit disclosure of the amount of the transaction price allocated to remaining performance obligations for contracts with an original expected contract length of one year or less. As of December 31, 2025, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $841 million. Of this amount, we expect to recognize $738 million in the next 12 months and the rest over the remaining performance obligation period. Changes in regulations on automotive regulatory credits may significantly impact our remaining performance obligations and revenue to be recognized under these contracts. In 2025, governmental and regulatory actions, such as OBBBA, have restricted certain regulatory credit programs tied to our products, contributing to the $3.84 billion decrease in our remaining performance obligations as of December 31, 2025 compared to December 31, 2024.

Automotive Leasing Revenue
Direct Vehicle Operating Leasing Program
We have outstanding leases under our direct vehicle operating leasing programs in the U.S., Canada and in certain countries in Europe. Qualifying customers are permitted to lease a vehicle directly from Tesla for up to 48 months. At the end of the lease term, customers may opt to return the vehicles to us or purchase the vehicles when contractually permitted. We account for these leasing transactions as operating leases. We record leasing revenues to automotive leasing revenue on a straight-line basis over the contractual term, and we record the depreciation of these vehicles to cost of automotive leasing revenue. For the years ended December 31, 2025, 2024 and 2023, we recognized $1.68 billion, $1.78 billion and $1.86 billion of direct vehicle leasing revenue, respectively. As of December 31, 2025 and 2024, we had deferred $282 million and $394 million, respectively, of lease-related upfront payments, which will be recognized on a straight-line basis over the contractual terms of the individual leases.
Our policy is to exclude taxes collected from a customer from the transaction price of automotive contracts.
Direct Sales-Type Leasing Program
We have outstanding direct leases and vehicles financed by us under loan arrangements accounted for as sales-type leases under ASC 842, Leases (“ASC 842”), in certain countries in Asia and Europe. Our arrangements under these programs can have terms for up to 72 months. We recognize all revenue and costs associated with the sales-type lease as automotive leasing revenue and automotive leasing cost of revenue, respectively, upon delivery of the vehicle to the customer. Interest income based on the implicit rate in the lease is recorded to automotive leasing revenue over time as customers are invoiced on a monthly basis. For the years ended December 31, 2025, 2024 and 2023, we recognized $10 million, $12 million and $215 million, respectively, of sales-type leasing revenue and $5 million, $7 million and $164 million, respectively, of sales-type leasing cost of revenue.
Services and Other Revenue
Services and other revenue consists of sales of used vehicles, non-warranty maintenance services and collision, paid Supercharging sessions, insurance services revenue, part sales and retail merchandise sales.
Revenues related to repair, maintenance and vehicle insurance services are recognized over time as services are provided and extended service plans are recognized over the performance period of the service contract as the obligation represents a stand-ready obligation to the customer. We sell used vehicles, services, service plans, vehicle components and merchandise separately and thus use standalone selling prices as the basis for revenue allocation to the extent that these items are sold in transactions with other performance obligations. Payment for used vehicles, services, vehicle components, and merchandise are typically received at the point when control transfers to the customer or in accordance with payment terms customary to the business. Payments received for prepaid plans are refundable upon customer cancellation of the related contracts and are included within Accrued liabilities and other on the consolidated balance sheets. We record in Deferred revenue any non-refundable prepayment amounts that are collected from customers and unearned insurance premiums, which is recognized as revenue ratably over the respective customer contract term. Deferred revenue excluding unearned insurance premiums was not material as of December 31, 2025 and 2024.
Energy Generation and Storage Segment
Energy Generation and Storage Sales
Energy generation and storage sales revenue consists of the sale of energy generation and storage systems to residential, small commercial, large commercial and utility grade customers. Sales of energy generation and storage systems to residential and small-scale commercial customers consist of the engineering, design and installation of the system. Residential and small-scale commercial customers pay the full purchase price of the system upfront. Revenue for the design and installation obligation is recognized when control transfers, which is when we install a system and the system passes inspection by the utility or the authority having jurisdiction.
We also sell storage systems to channel partners. These sales are recognized when the product has been delivered. Payment for such storage systems is made upon invoice or in accordance with payment terms customary to the business.

For large commercial and utility grade energy storage system sales, customers make milestone payments that are consistent with contract-specific phases of a project. Revenue from the sale of such systems is recognized when control transfers, which is when the product has been delivered. For certain sales contracts which consist of the engineering, design and installation of the system, revenue related to those services is recognized over time based on their estimated standalone selling price and applying the percentage of completion method using cost incurred as a percentage of total estimated service costs.
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
We record as deferred revenue any non-refundable amounts that are primarily related to prepayments from customers, which is recognized as revenue as or when the performance obligations are satisfied. As of December 31, 2025 and 2024, deferred revenue related to such customer payments amounted to $2.04 billion and $1.77 billion, respectively, mainly due to contractual payment terms. Revenue recognized from the deferred revenue balance as of December 31, 2024 and 2023 was $1.45 billion and $1.27 billion for the years ended December 31, 2025 and 2024, respectively. We have elected the practical expedient to omit disclosure of the amount of the transaction price allocated to remaining performance obligations for contracts with an original expected contract length of one year or less and the amount that we have the right to invoice when that amount corresponds directly with the value of the performance to date. As of December 31, 2025, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $10.42 billion. Of this amount, we expect to recognize $4.96 billion in the next 12 months and the rest over the remaining performance obligation period. Changes in government and economic incentives or tariffs may impact the transaction price or our ability to execute these existing contracts.
We have financing receivables on our consolidated balance sheets related to loans we provide for financing our energy products. As of December 31, 2025 and 2024, we had current net financing receivables of $38 million and $34 million, respectively, in Accounts receivable, net, and $731 million and $658 million, respectively, in Other non-current assets for the long-term portion.
Energy Generation and Storage Leasing
For the arrangements where we are the lessor for energy generation and storage systems, we have determined that these agreements should be accounted for as operating leases. We record lease revenue from minimum lease payments, assuming all other revenue recognition criteria have been met. The difference between the payments received and the revenue recognized is recorded as deferred revenue or deferred asset on the consolidated balance sheets.
For energy generation and storage systems where customers purchase electricity from us under PPAs, we have determined that these agreements should be accounted for as operating leases. Revenue is recognized based on the amount of electricity delivered at rates specified under the contracts, assuming all other revenue recognition criteria are met.
We record as deferred revenue any amounts that are collected from customers, including lease prepayments, in excess of revenue recognized, which is recognized as revenue ratably over the respective customer contract term. As of December 31, 2025 and 2024, deferred revenue related to such customer payments amounted to $151 million and $164 million, respectively. Deferred revenue also includes the portion of rebates and incentives received from utility companies and various local and state government agencies, which is recognized as revenue over the lease term. As of December 31, 2025 and 2024, deferred revenue from rebates and incentives was immaterial.

We capitalize initial direct costs from the execution of lease and PPA agreements for energy generation and storage systems, which include the referral fees and sales commissions, as an element of energy generation and storage systems, net, and subsequently amortize these costs over the term of the related agreements.
Cost of Revenues
Automotive Segment
Automotive Sales
Cost of automotive sales revenue includes direct and indirect materials, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, tariffs, vehicle connectivity costs, FSD (Supervised) ongoing maintenance costs, electricity costs for our free Supercharging programs and reserves for estimated warranty expenses. Cost of automotive sales revenues also includes adjustments to warranty expense and charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand. Additionally, cost of automotive sales revenue benefits from manufacturing credits earned, amounting to $565 million, $625 million and $359 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Automotive Leasing
Cost of automotive leasing revenue includes the depreciation of operating lease vehicles, cost of goods sold associated with direct sales-type leases and servicing of leased vehicles.
Services and Other
Costs of services and other revenue includes cost of used vehicles including refurbishment costs, labor and material costs associated with providing non-warranty maintenance services and collision, operating costs of paid Supercharging sessions, claim costs associated with providing automotive insurance, and costs associated with our part sales and retail merchandise sales.
Energy Generation and Storage Segment
Energy Generation and Storage
Cost of energy generation and storage revenue includes direct and indirect material, tariffs, labor costs, manufacturing overhead, including depreciation costs of tooling and machinery, shipping and logistic costs, warranty expense, and cost of servicing. Cost of energy generation and storage revenue also includes charges to write down the carrying value of our inventory when it exceeds its estimated net realizable value and to provide for obsolete and on-hand inventory in excess of forecasted demand. Additionally, cost of energy generation and storage revenue benefits from manufacturing credits earned, amounting to $1.12 billion, $756 million and $115 million for the years ended December 31, 2025, 2024 and 2023, respectively. In lease agreements and PPAs for energy generation and storage systems where we are the lessor, the cost of revenue is primarily comprised of depreciation of the cost of leased energy generation and storage systems, maintenance costs associated with those systems and amortization of any initial direct costs.
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
The Tax Cuts and Jobs Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The OBBBA renamed GILTI to NCTI for taxable years beginning after December 31, 2025. Under GAAP, we can make an accounting policy election to either treat taxes due on the GILTI or NCTI inclusion as a current period expense or factor such amounts into our measurement of deferred taxes. We elected the deferred method, under which we recorded the corresponding deferred tax assets and liabilities in our consolidated balance sheets.
Comprehensive Income
Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized net gains and losses on investments that have been excluded from the determination of net income.
Stock-Based Compensation
We use the fair value method of accounting for our restricted stock, stock options and RSUs granted to employees and for our ESPP to measure the cost of employee services received in exchange for the stock-based awards. Stock-based compensation expense for equity awards is a non-cash expense and is recorded in Cost of revenues, Research and development expense and Selling, general and administrative expense in the consolidated statements of operations based on the function of the employee.
Equity awards with service and/or performance conditions
The fair value of stock option awards with service and/or performance conditions and the ESPP is estimated on the grant or offering date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires inputs such as the risk-free interest rate, expected award term and expected share price volatility. The fair value of RSUs with service and/or performance conditions is measured on the grant date based on the closing fair market value of our common stock. The resulting stock-based compensation expense for stock options, RSUs and the ESPP is recognized over the period during which an employee is required to provide service in exchange for the awards, usually the vesting period, which is generally four years for stock options and RSUs and six months for the ESPP.
The fair value of restricted stock granted to our CEO with service and/or performance conditions is measured on the grant date based on the closing fair market value of our common stock, adjusted to take into account the illiquidity discount due to any applicable required holding requirement that is in effect post-vesting, less any purchase price or offset amount. The illiquidity discount is determined using a valuation model that requires inputs such as expected share price volatility and the employee’s expected tax rate. The inputs used in the valuation models, which are subjective and generally require significant judgment, are unique to each award based on the best available information at the valuation date.
Stock-based compensation expense for equity awards with performance conditions is recognized over the requisite service period when the vesting of the award becomes probable. Stock-based compensation expense is recognized on a straight-line basis for equity awards with only a service condition and on a graded vesting basis for equity awards with a performance condition, net of actual forfeitures in the period.

Equity awards with market, service and performance conditions
The fair value and derived service period of performance-based awards granted to our CEO with market, service and performance conditions are estimated on the grant date using a Monte Carlo simulation model. A Monte Carlo simulation model requires inputs such as the risk-free interest rate, expected award term, expected share dilution and expected share price volatility. For awards with a holding requirement that is in effect post-vesting, the fair value is adjusted to take into account an illiquidity discount, which is determined using a valuation model that requires inputs such as expected share price volatility and the employee’s expected tax rate. These inputs, which are subjective and generally require significant judgment, are unique to each award based on the best available information at the valuation date.
For such awards, stock-based compensation expense is recognized on a straight-line basis over the expected performance achievement period of individual performance milestones when the achievement of each individual performance milestone becomes probable. As applicable, stock-based compensation expense for such awards is recognized over the longer of (i) the expected service period, (ii) the expected achievement period for the operational milestone (performance condition) and (iii) the expected achievement period for the related market capitalization milestone determined on the grant date, with recognition beginning at the point in time that the relevant operational milestone is considered probable of achievement. If such operational milestone becomes probable any time after the grant date or the expected achievement period changes, we will recognize a cumulative expense adjustment from the grant date to that point in time. Stock-based compensation expense will continue to be recognized over the expected achievement period for the operational milestone (if applicable) regardless of whether the market capitalization milestone is achieved earlier than its expected achievement period or achieved at all, as long as the service condition continues to be satisfied. If an operational milestone is subsequently determined to be improbable of achievement, stock-based compensation expense previously recognized would be reversed in the period the condition is deemed improbable.
Noncontrolling Interests and Redeemable Noncontrolling Interests
Noncontrolling interests and redeemable noncontrolling interests represent third-party interests in the net assets under certain funding arrangements, or funds, that we have entered into to finance the costs of energy generation systems. We have determined that the contractual provisions of the funds represent substantive profit-sharing arrangements. We have further determined that the methodology for calculating the noncontrolling interest and redeemable noncontrolling interest balances that reflects the substantive profit-sharing arrangements is a balance sheet approach using the hypothetical liquidation at book value (“HLBV”) method. We, therefore, determine the amount of the noncontrolling interests and redeemable noncontrolling interests in the net assets of the funds at each balance sheet date using the HLBV method, which is presented on the consolidated balance sheets as noncontrolling interests in subsidiaries and redeemable noncontrolling interests in subsidiaries. Under the HLBV method, the amounts reported as noncontrolling interests and redeemable noncontrolling interests in the consolidated balance sheets represent the amounts the third parties would hypothetically receive at each balance sheet date under the liquidation provisions of the funds, assuming the net assets of the funds were liquidated at their recorded amounts determined in accordance with GAAP and with tax laws effective at the balance sheet date and distributed to the third parties. The third parties’ interests in the results of operations of the funds are determined as the difference in the noncontrolling interest and redeemable noncontrolling interest balances in the consolidated balance sheets between the start and end of each reporting period, after taking into account any capital transactions between the funds and the third parties. However, the redeemable noncontrolling interest balance is at least equal to the redemption amount. The redeemable noncontrolling interest balance is presented as temporary equity in the mezzanine section of the consolidated balance sheets since these third parties have the right to redeem their interests in the funds for cash or other assets.
Net Income per Share of Common Stock Attributable to Common Stockholders
Basic net income per share of common stock attributable to common stockholders is calculated by dividing net income attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards, warrants and convertible senior notes using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income per share of common stock attributable to common stockholders when their effect is dilutive. Equity awards classified as RSAs are treated as issued shares when granted and approved; however, these shares are not included in the computation of basic weighted average shares outstanding until vested.

The following table presents the reconciliation of net income attributable to common stockholders to net income used in computing basic and diluted net income per share of common stock (in millions):

	Year Ended December 31,
	2025	2024	2023
Net income attributable to common stockholders	$3,794	$7,091	$14,997
Less: Buy-outs of noncontrolling interests	—	(39)	(2)
Net income used in computing basic and diluted net income per share of common stock	$3,794	$7,130	$14,999
RSAs will be excluded from the computation of diluted weighted average shares until the shares have been deemed to be earned. The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income per share of common stock attributable to common stockholders (in millions):

	Year Ended December 31,
	2025	2024	2023
Weighted average shares used in computing net income per share of common stock, basic	3,225	3,197	3,174
Add:
Stock-based awards	303	292	298
Convertible senior notes	—	1	2
Warrants	—	8	11
Weighted average shares used in computing net income per share of common stock, diluted	3,528	3,498	3,485
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common stock attributable to common stockholders, because their effect was anti-dilutive (in millions):

	Year Ended December 31,
	2025	2024	2023
Stock-based awards	4	15	12
Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less at the date of purchase are considered cash equivalents.
Restricted Cash
We maintain certain cash balances restricted as to withdrawal or use. Our restricted cash is comprised primarily of cash held as collateral for sales to lease partners with a resale value guarantee, cash held to service certain payments under various secured debt facilities, and deposits held for our insurance services. We record restricted cash as other assets in the consolidated balance sheets and determine current or non-current classification based on the expected remaining duration of the restriction.

Our total cash and cash equivalents and restricted cash, as presented in the consolidated statements of cash flows, was as follows (in millions):

	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$16,513	$16,139	$16,398
Restricted cash included in prepaid expenses and other current assets	389	494	543
Restricted cash included in other non-current assets	714	404	248
Total as presented in the consolidated statements of cash flows	$17,616	$17,037	$17,189
Investments
Our investments are all designated as available-for-sale and reported at estimated fair value, with unrealized gains and losses recorded in accumulated other comprehensive income (loss) which is included within stockholders’ equity. Available-for-sale marketable securities with maturities greater than three months at the date of purchase are included in short-term investments in our consolidated balance sheets. Interest, dividends, amortization and accretion of purchase premiums and discounts on these investments are included within Interest income in our consolidated statements of operations. Interest income on our short-term investments for the years ended December 31, 2025, 2024 and 2023 was $879 million, $763 million and $388 million, respectively.
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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable primarily include amounts related to receivables from sales of energy generation and storage products, financial institutions and leasing companies offering various financing products to our customers, sales of regulatory credits to other automotive manufacturers, and government rebates already passed through to customers. We provide an allowance against accounts receivable for the amount we expect to be uncollectible. We write-off accounts receivable against the allowance when they are deemed uncollectible.
Depending on the day of the week on which the end of a fiscal quarter falls, our accounts receivable balance may fluctuate as we are waiting for certain customer payments to clear through our banking institutions and receipts of payments from our financing partners, which can take up to approximately two weeks based on the contractual payment terms with such partners. Our accounts receivable balances associated with sales of energy storage products are dependent on billing milestones and payment terms negotiated for each contract, and our accounts receivable balances associated with our sales of regulatory credits are dependent on contractual payment terms. These various factors may have a significant impact on our accounts receivable balance from period to period. As of December 31, 2025 and 2024, government rebates receivable was $108 million and $315 million, respectively, in Accounts receivable, net.
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

After origination, we review the credit quality of retail financing based on customer payment activity and aging analysis. For all financing receivables, we define “past due” as any payment, including principal and interest, which is at least 31 days past the contractual due date. As of December 31, 2025 and 2024, the vast majority of our financing receivables were at current status with an immaterial balance being past due. As of December 31, 2025, the majority of our financing receivables, excluding MyPower notes receivable, were originated in the past four years. As of December 31, 2024, the majority of these receivables were originated in 2023 and 2022.
We have customer notes receivable under the legacy MyPower loan program, which provided residential customers with the option to finance the purchase of an energy generation system through a 30-year loan and were all originated prior to year 2018. The outstanding balances, net of any allowance for expected credit losses, are presented on the consolidated balance sheets as a component of Prepaid expenses and other current assets for the current portion and as Other non-current assets for the long-term portion. As of December 31, 2025 and 2024, the total outstanding balance of MyPower customer notes receivable, net of allowance for expected credit losses, was $241 million and $248 million, respectively, of which immaterial amounts were due in the next 12 months as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, the allowance for expected credit losses was $26 million and $33 million, respectively.
Concentration of Risk
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, investments, restricted cash, accounts receivable and other finance receivables. Our cash and investments balances are primarily on deposit at high credit quality financial institutions or invested in highly rated, investment-grade securities. These deposits are typically in excess of insured limits. As of December 31, 2025 and 2024, no entity represented 10% or more of our total receivables balance.
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
We also review our inventory to determine whether its carrying value exceeds the net amount realizable upon the ultimate sale of the inventory. This requires us to determine the estimated selling price of our products less the estimated cost to convert the inventory on-hand into a finished product. Once inventory is written-down, a new, lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
Should our estimates of future selling prices or production costs change, additional and potentially material write-downs may be required. A small change in our estimates may result in a material charge to our reported financial results.
Operating Lease Vehicles
Vehicles that are leased as part of our direct vehicle leasing program are classified as operating lease vehicles at cost less accumulated depreciation. We generally depreciate their cost, less residual value, using the straight-line-method to cost of automotive leasing revenue over the contractual period. The gross cost of operating lease vehicles as of December 31, 2025 and 2024 was $6.12 billion and $7.03 billion, respectively. Operating lease vehicles on the consolidated balance sheets are presented net of accumulated depreciation of $1.21 billion and $1.45 billion as of December 31, 2025 and 2024, respectively.

Digital Assets
We account for all digital assets held as crypto assets, a subset of indefinite-lived intangible assets in accordance with ASC 350-60, Intangibles - Goodwill and Other - Crypto Assets. We have ownership of and control over our digital assets and we may use third-party custodial services to secure it. The digital assets are initially recorded at cost and are subsequently remeasured on the consolidated balance sheets at fair value.
We determine and record the fair value of our digital assets in accordance with ASC 820, Fair Value Measurement (“ASC 820”), based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level I inputs). We determine the cost basis of our digital assets using the specific identification of each unit received. Realized and unrealized gains and losses are recorded to Other (expense) income, net in our consolidated statement of operations.
See Note 3, Digital Assets, for further information regarding digital assets.
Energy generation and storage systems, net
We are the lessor of energy generation and storage systems, which are stated at cost less accumulated depreciation. Depreciation of energy generation and storage systems is calculated using the straight-line method over the estimated useful lives of 15 to 35 years. The gross cost of energy generation and storage systems as of December 31, 2025 and 2024 was $6.66 billion and $6.79 billion, respectively. Energy generation and storage systems on the consolidated balance sheets are presented net of accumulated depreciation of $2.06 billion and $1.86 billion as of December 31, 2025 and 2024, respectively.
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
Upon the retirement or sale of our property, plant and equipment, the cost and associated accumulated depreciation are removed from the consolidated balance sheets, and the resulting gain or loss is reflected on the consolidated statement of operations. Maintenance and repair expenditures are expensed as incurred while major improvements that increase the functionality, output or expected life of an asset are capitalized and depreciated ratably over the identified useful life.
Long-Lived Assets Including Acquired Intangible Assets
We review our property, plant and equipment, energy generation and storage systems, long-term prepayments and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. We measure recoverability by comparing the carrying amount to the future undiscounted cash flows that the asset is expected to generate. If the asset is not recoverable, its carrying amount would be adjusted down to its fair value. For the years ended December 31, 2025, 2024 and 2023, we have recognized no material impairments of our long-lived assets.
Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives, which range from three to thirty years. The net carrying value of our intangible assets decreased from $150 million as of December 31, 2024 to $124 million as of December 31, 2025 mainly from amortization. Intangible assets are included in Other non-current assets on the consolidated balance sheets.

Goodwill
Goodwill increased $13 million within the automotive segment from $244 million as of December 31, 2024 to $257 million as of December 31, 2025. Goodwill is included in Other non-current assets on the consolidated balance sheets.
We assess goodwill for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. For the years ended December 31, 2025, 2024, and 2023, we did not recognize any impairment of goodwill. There were no accumulated impairment losses as of December 31, 2025 and 2024.
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
We evaluate the useful lives of these assets on an annual basis, and we test for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. For the years ended December 31, 2025, 2024 and 2023, we have recognized no impairments of capitalized software costs.
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
Foreign currency transaction gains and losses are a result of the effect of exchange rate changes on transactions denominated in currencies other than the functional currency of the respective subsidiary. Transaction gains and losses are recognized in Other (expense) income, net, in the consolidated statements of operations. For the years ended December 31, 2025, 2024 and 2023, we recorded a net foreign currency transaction loss of $407 million, gain of $57 million and gain of $122 million, respectively.
Warranties
We provide a manufacturer’s warranty on all new and used vehicles and a warranty on the installation and components of the energy generation and storage systems we sell for periods typically between 1 to 25 years. We accrue a warranty reserve for the products sold by us, which includes our best estimate of the projected costs to repair or replace items under warranties and recalls if identified. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain and changes to our historical or projected warranty experience may cause material changes to the warranty reserve in the future. The warranty reserve does not include projected service costs associated with our vehicles subject to operating lease accounting and our energy generation and storage systems under lease contracts or PPAs, as these service costs are expensed as incurred. The portion of the warranty reserve expected to be incurred within the next 12 months is included within Accrued liabilities and other, while the remaining balance is included within Other long-term liabilities on the consolidated balance sheets. For liabilities that we are entitled to receive indemnification from our suppliers, we record receivables for the contractually obligated amounts on the consolidated balance sheets as a component of Prepaid expenses and other current assets for the current portion and as Other non-current assets for the long-term portion. Warranty expense is recorded as a component of Cost of revenues in the consolidated statements of operations. Due to the magnitude of our automotive business, our accrued warranty balance is primarily related to our automotive segment. Accrued warranty activity consisted of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Accrued warranty—beginning of period	$6,716	$5,152	$3,505
Warranty costs incurred	(1,723)	(1,453)	(1,225)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	1,127	287	539
Provision for warranty	2,487	2,730	2,333
Accrued warranty—end of period	$8,607	$6,716	$5,152
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
The IRA Incentives Modified by the OBBBA
On August 16, 2022, the IRA was enacted into law and is effective for taxable years beginning after December 31, 2022. The IRA includes multiple incentives to promote clean energy, electric vehicles, battery and energy storage manufacture or purchase. The IRA incentives were subsequently modified by the OBBBA enacted on July 4, 2025, which imposes more stringent eligibility requirements, accelerated phase-outs, and the termination of certain provisions. Some of these measures are expected to materially affect our consolidated financial statements. For the years ended December 31, 2025, 2024 and 2023, the impact from our IRA incentive was primarily a reduction of our costs of revenue in our consolidated statements of operations as discussed above in Cost of Revenues.
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
Gigafactory Texas Tax Incentives
In connection with the construction of Gigafactory Texas, we entered into a 20-year agreement in 2020 with Travis County in Texas pursuant to which we would receive grant funding equal to 70-80% of property taxes paid by us to Travis County and a separate 10-year agreement in 2020 with the Del Valle Independent School District in Texas pursuant to which a portion of the taxable value of our property would be capped at a specified amount, in each case subject to our meeting certain minimum economic development metrics through our construction and operations at Gigafactory Texas. This incentive is recorded as a reduction of the related expenses within the Cost of automotive revenues and operating expense line items of our consolidated statements of operations. For the years ended December 31, 2025, 2024 and 2023, the grant funding related to property taxes paid were immaterial.

Defined Contribution Plan
We have a 401(k) savings plan in the U.S. that is intended to qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code and a number of savings plans internationally. Under the 401(k) savings plan, participating employees may elect to contribute up to 90% of their eligible compensation, subject to certain limitations. Beginning in January 2022, we began to match 50% of each employee’s contributions up to a maximum of 6% (capped at $3,000) of the employee’s eligible compensation, vested upon one year of service. During the years ended December 31, 2025, 2024 and 2023, we recognized $103 million, $107 million and $99 million, respectively, of expenses related to employer contributions for the 401(k) savings plan.
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
In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The ASU establishes authoritative guidance in GAAP about accounting for government grants received by business entities, clarifies the appropriate accounting, in an effort to reduce diversity in practice, and increase consistency of application across business entities. The ASU is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Adoption of this ASU can be applied a modified prospective approach, a modified retrospective approach, or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied either a prospective or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.
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

ASU 2023-09
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. We adopted this ASU on a prospective basis effective January 1, 2025. Refer to Note 12, Income Taxes for the inclusion of new disclosures required.
On July 4, 2025, the U.S. H.R.1, an act to provide for reconciliation pursuant to title II of H. Con. Res. 14. (the “OBBBA”) was enacted. The OBBBA introduces multiple tax law and other legislative changes, including modifications to income tax provisions such as domestic research and development expenses, capital expenditures, and U.S. taxation of international earnings; the repeal or acceleration of the sunset of certain tax credits under the 2022 Inflation Reduction Act and elimination of certain penalties for violations of certain regulatory credit programs. We have recognized the effects of the OBBBA provisions in our financial results to the extent they are applicable to the year ended December 31, 2025. We will continue to evaluate the impact of these provisions on our 2026 and subsequent consolidated financial statements, including loss of certain regulatory credit sales tied to our products and changes to the costs of our products.

Note 3 – Digital Assets
During the years ended December 31, 2025 and 2024, we purchased and/or received immaterial amounts of digital assets. During the year ended December 31, 2023, we recorded an immaterial amount of impairment losses on digital assets. Refer to Note 2, Summary of Significant Accounting Policies for additional information regarding the Company’s adoption of the new crypto assets standard.

The table below summarizes the amounts shown on our consolidated balance sheets as of December 31, 2025 and 2024 (in millions except units of digital assets).

	December 31, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Digital assets held:
Bitcoin	11,509	$386	$1,007	11,509	$386	$1,074
Other		1	1		1	2
Total		$387	$1,008		$387	$1,076
The following table provides details of the activities related to our digital assets for the years ended December 31, 2025 and 2024 (in millions):

	Year Ended December 31,
	2025	2024
Beginning balance at fair value	$1,076	$487
Unrealized (loss) gain, net	(68)	589
Ending balance at fair value	$1,008	$1,076

Note 4 – Fair Value of Financial Instruments
ASC 820, Fair Value Measurement, states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tiered fair value hierarchy, which prioritizes which inputs should be used in measuring fair value, is comprised of: (Level I) observable inputs such as quoted prices in active markets; (Level II) inputs other than quoted prices in active markets that are observable either directly or indirectly and (Level III) unobservable inputs for which there is little or no market data. The fair value hierarchy requires the use of observable market data when available in determining fair value. Our assets and liabilities that were measured at fair value on a recurring basis were as follows (in millions):

	December 31, 2025				December 31, 2024
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Certificates of deposit and time deposits	$14,600	$—	$14,600	$—	$12,767	$—	$12,767	$—
Commercial paper	5,617	—	5,617	—	3,919	—	3,919	—
U.S. government securities	7,321	—	7,321	—	3,620	—	3,620	—
Corporate debt securities	8	—	8	—	118	—	118	—
Money market funds	1,890	1,890	—	—	1,753	1,753	—	—
Digital assets	1,008	1,008	—	—	1,076	1,076	—	—
Total	$30,444	$2,898	$27,546	$—	$23,253	$2,829	$20,424	$—
Our assets classified within Level I of the fair value hierarchy were valued using quoted prices in active markets and our assets classified within Level II of the fair value hierarchy utilized the market approach to determine fair value of the investments.

Our cash, cash equivalents and investments classified by security type as of December 31, 2025 and 2024 consisted of the following (in millions):

	December 31, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$14,623	$—	$—	$14,623	$14,623	$—
Certificates of deposit and time deposits	14,598	2	—	14,600	—	14,600
Commercial paper	5,619	—	(2)	5,617	—	5,617
U.S. government securities	7,318	5	(2)	7,321	—	7,321
Corporate debt securities	8	—	—	8	—	8
Money market funds	1,890	—	—	1,890	1,890	—
Total cash, cash equivalents and short-term investments	$44,056	$7	$(4)	$44,059	$16,513	$27,546

	December 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$14,386	$—	$—	$14,386	$14,386	$—
Certificates of deposit and time deposits	12,767	—	—	12,767	—	12,767
Commercial paper	3,908	11	—	3,919	—	3,919
U.S. government securities	3,618	3	(1)	3,620	—	3,620
Corporate debt securities	117	1	—	118	—	118
Money market funds	1,753	—	—	1,753	1,753	—
Total cash, cash equivalents and short-term investments	$36,549	$15	$(1)	$36,563	$16,139	$20,424
As of December 31, 2025 and 2024, investments held and restricted for our insurance business were $254 million and $286 million, respectively.
As of December 31, 2025, the majority of our short-term investments had contractual maturity dates within one year.
Disclosure of Fair Values
Our financial instruments that are not re-measured at fair value include accounts receivable, financing receivables, other receivables, accounts payable, accrued liabilities, customer deposits and debt. The carrying values of these financial instruments materially approximate their fair values.
Note 5 – Inventory
Our inventory consisted of the following (in millions):

	December 31, 2025	December 31, 2024
Raw materials	$4,522	$5,242
Work in process	1,725	1,532
Finished goods (1)	4,849	3,940
Service parts	1,296	1,303
Total	$12,392	$12,017
(1)Finished goods inventory includes products-in-transit to fulfill customer orders, new vehicles, used vehicles and energy products available for sale.

We write-down inventory for any excess or obsolete inventory or when we believe that the net realizable value of inventory is less than the carrying value. During the years ended December 31, 2025, 2024 and 2023, we recorded write-downs of $310 million, $190 million and $233 million, respectively, in Cost of revenues in the consolidated statements of operations.
Note 6 – Property, Plant and Equipment, Net
Our property, plant and equipment, net, consisted of the following (in millions):

	December 31, 2025	December 31, 2024
Machinery, equipment, vehicles and office furniture	$20,864	$18,339
Land and buildings	11,837	10,677
AI infrastructure	6,816	5,152
Tooling	4,868	3,883
Leasehold improvements	4,439	3,688
Computer equipment, hardware and software	3,206	2,902
Construction in progress	8,786	6,783
Property, plant and equipment	60,816	51,424
Less: Accumulated depreciation	(20,173)	(15,588)
Property, plant and equipment, net	$40,643	$35,836
Construction in progress is primarily comprised of ongoing construction and expansion of our facilities, equipment and tooling related to the manufacturing of our products as well as AI-related assets which have not yet been placed in service. Completed assets are transferred to their respective asset classes and depreciation begins when an asset is ready for its intended use.
Depreciation expense during the years ended December 31, 2025, 2024 and 2023 was $5.03 billion, $4.12 billion and $3.33 billion, respectively.
Note 7 – Accrued Liabilities and Other
Our accrued liabilities and other current liabilities consisted of the following (in millions):

	December 31, 2025	December 31, 2024
Accrued purchases (1)	$2,577	$2,253
Accrued warranty reserve, current portion	2,475	1,917
Payroll and related costs	1,907	1,532
Taxes payable (2)	1,594	1,367
Customer deposits	1,311	993
Operating lease liabilities, current portion	954	807
Sales return reserve, current portion	529	305
Other current liabilities	1,932	1,549
Total	$13,279	$10,723
(1)Accrued purchases primarily reflects receipts of goods and services for which we had not yet been invoiced. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.
(2)Taxes payable primarily includes value added tax, income tax, sales tax, property tax and use tax payables.

Note 8 – Other Long-Term Liabilities
Our other long-term liabilities consisted of the following (in millions):

	December 31, 2025	December 31, 2024
Accrued warranty reserve	$6,132	$4,799
Operating lease liabilities	5,389	4,603
Other non-current liabilities	1,339	1,093
Total other long-term liabilities	$12,860	$10,495
Note 9 – Debt
The following is a summary of our debt and finance leases as of December 31, 2025 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Unused Committed Amount (1)	Contractual Interest Rates	Contractual Maturity Date
	Current	Long-Term
Recourse debt:
RCF Credit Agreement	—	—	—	5,000	Not applicable	January 2028
Other	1	2	3	—	4.70-5.75%	January 2026-January 2031
Total recourse debt	1	2	3	5,000
Non-recourse debt:
Automotive Asset-backed Notes	1,492	1,745	3,249	—	2.47-6.57%	October 2026-June 2035
China Working Capital Facility	—	4,288	4,288	1,429	2.01-2.11%	March 2026-December 2026 (2)
Energy Asset-backed Notes	55	337	397	—	5.08-6.25%	June 2050
Cash Equity Debt	21	212	240	—	5.25-5.81%	July 2034-January 2035
Total non-recourse debt	1,568	6,582	8,174	1,429
Total debt	1,569	6,584	$8,177	$6,429
Finance leases	71	152
Total debt and finance leases	$1,640	$6,736
The following is a summary of our debt and finance leases as of December 31, 2024 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Unused Committed Amount (1)	Contractual Interest Rates	Contractual Maturity Date
	Current	Long-Term
Recourse debt:
RCF Credit Agreement	—	—	—	5,000	Not applicable	January 2028
Other	4	3	7	—	4.70-5.75%	March 2025-January 2031
Total recourse debt	4	3	7	5,000
Non-recourse debt:
Automotive Asset-backed Notes	2,255	2,059	4,329	—	3.45-6.57%	September 2025-June 2035
China Working Capital Facility	—	2,740	2,740	—	1.92%	April 2025 (2)
Energy Asset-backed Notes	54	434	493	—	4.80-6.25%	December 2025-June 2050
Cash Equity Debt	30	299	338	—	5.25-5.81%	July 2033-January 2035
Total non-recourse debt	2,339	5,532	7,900	—
Total debt	2,343	5,535	$7,907	$5,000
Finance leases	113	222
Total debt and finance leases	$2,456	$5,757
(1)Refer to the respective sections below for restrictions on draw-down or use for general corporate purposes with respect to any available committed funds under our debt facilities, as applicable.
(2)As we have the intent and ability to refinance the loan on a long-term basis, we recorded it in Debt and finance leases, net of current portion in the consolidated balance sheets.
Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to debt discounts or deferred issuance costs. As of December 31, 2025, we were in material compliance with all financial debt covenants.

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
In 2025, we transferred beneficial interests related to certain leased vehicles and/or financing receivables into SPEs and issued $1.41 billion in aggregate principal amount of Automotive Asset-backed Notes, with terms similar to our other previously issued Automotive Asset-backed Notes.
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
China Working Capital Facility
In 2024, one of our subsidiaries entered into a loan agreement (the “China Working Capital Facility”) with lenders in China for an unsecured revolving facility of up to RMB 20.00 billion to be used for certain production expenditures as well as repayment of certain finance facilities.
In March 2025, the China Working Capital Facility was amended to extend the availability of funds through April 2028. In addition, the maturity date for each borrowing is the earlier of one year from the date the funds are drawn or April 2029.
In September 2025, the China Working Capital Facility was further amended to increase the aggregate lender commitment by RMB 20.00 billion. Borrowings bear interest at a rate equal to the Loan Prime Rate published by the People’s Bank of China minus 0.89% or 0.99%, as applicable under the terms of the agreement.

Pledged Assets
As of December 31, 2025 and 2024, we had pledged or restricted $3.89 billion and $5.16 billion, respectively, of our assets (consisting principally of operating lease vehicles, financing receivables, restricted cash, and equity interests in certain SPEs) as collateral for our outstanding debt.
Schedule of Principal Maturities of Debt
The future scheduled principal maturities of debt as of December 31, 2025 were as follows (in millions):

	Recourse debt	Non-recourse debt	Total
2026	$1	$1,575	$1,576
2027	—	1,233	1,233
2028	—	649	649
2029	—	4,386	4,386
2030	2	87	89
Thereafter	—	244	244
Total	$3	$8,174	$8,177
Note 10 – Leases
We have entered into various operating and finance lease agreements for certain of our offices, manufacturing and warehouse facilities, retail and service locations, data centers, equipment, vehicles, and energy generation and storage systems, worldwide. We determine if an arrangement is a lease, or contains a lease, at inception and record the lease in our financial statements upon lease commencement, which is the date when the underlying asset is made available for use by the lessor.
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
We have elected not to present short-term leases on the consolidated balance sheets as these leases have a lease term of 12 months or less at lease inception and do not contain purchase options or renewal terms that we are reasonably certain to exercise. All other lease assets and lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate of return, we used our incremental borrowing rate based on the information available at lease commencement date in determining the present value of lease payments.
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

The balances for the operating and finance leases where we are the lessee are presented as follows (in millions) within our consolidated balance sheets:

	December 31, 2025	December 31, 2024
Operating leases:
Operating lease right-of-use assets	$6,027	$5,160

Accrued liabilities and other	$954	$807
Other long-term liabilities	5,389	4,603
Total operating lease liabilities	$6,343	$5,410

Finance leases:
Energy generation and storage systems, net	$19	$21
Property, plant and equipment, net	229	350
Total finance lease assets	$248	$371

Current portion of long-term debt and finance leases	$71	$113
Long-term debt and finance leases, net of current portion	152	222
Total finance lease liabilities	$223	$335
The components of lease expense are as follows (in millions) within our consolidated statements of operations:

	Year Ended December 31,
	2025	2024	2023
Operating lease expense:
Operating lease expense (1)	$1,766	$1,500	$1,153

Finance lease expense:
Amortization of leased assets	$118	$409	$506
Interest on lease liabilities	12	21	45
Total finance lease expense	$130	$430	$551

Total lease expense	$1,896	$1,930	$1,704
(1)Includes short-term leases and variable lease costs, which are individually immaterial.
Other information related to leases where we are the lessee is as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term:
Operating leases	7.7 years	7.9 years
Finance leases	4.3 years	4.4 years

Weighted-average discount rate:
Operating leases	5.0%	5.3%
Finance leases	4.7%	4.7%

Supplemental cash flow information related to leases where we are the lessee is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$1,743	$1,450	$1,084
Operating cash outflows from finance leases (interest payments)	$12	$21	$47
Leased assets obtained in exchange for finance lease liabilities	$—	$144	$10
Leased assets obtained in exchange for operating lease liabilities	$1,643	$1,808	$2,170
As of December 31, 2025, the maturities of our operating and finance lease liabilities (excluding short-term leases) are as follows (in millions):

	Operating Leases	Finance Leases
2026	$1,241	$80
2027	1,127	72
2028	1,012	27
2029	879	22
2030	787	22
Thereafter	2,668	23
Total minimum lease payments	7,714	246
Less: Interest	1,371	23
Present value of lease obligations	6,343	223
Less: Current portion	954	71
Long-term portion of lease obligations	$5,389	$152
As of December 31, 2025, we have excluded from the table above additional operating leases that have not yet commenced with aggregate rent payments of $849 million. These operating leases will commence between fiscal year 2026 and 2028 with lease terms of 2 years to 20 years.
In July 2025, we entered into a supply agreement for semiconductor contract manufacturing of our AI chips, which is expected to commence in 2027 or later. If and when product specifications are met and production commences, we expect to account for the chipmaking machinery and equipment as leased assets as the terms of the arrangement convey a finance lease under ASC 842 Leases.
Operating Lease and Sales-type Lease Receivables
We are the lessor of certain vehicle and energy generation and storage systems as described in Note 2, Summary of Significant Accounting Policies. As of December 31, 2025, maturities of our operating lease and sales-type lease receivables from customers for each of the next five years and thereafter were as follows (in millions):

	Operating Leases	Sales-type Leases
2026	$1,045	$144
2027	709	83
2028	363	27
2029	210	5
2030	203	—
Thereafter	1,077	—
Gross lease receivables	$3,607	$259

The above table does not include vehicle sales to customers or leasing partners with a resale value guarantee as the cash payments were received upfront. For our energy generation PPA arrangements, customers are charged solely based on actual power produced by the installed energy generation system at a predefined rate per kilowatt-hour of power produced. The future payments from such arrangements are not included in the above table as they are a function of the power generated by the related energy generation systems in the future.
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

	December 31, 2025	December 31, 2024
Gross lease receivables	$259	$484
Unearned interest income	(14)	(38)
Allowance for expected credit losses	(5)	(6)
Net investment in sales-type leases	$240	$440

Reported as:
Prepaid expenses and other current assets	$130	$152
Other non-current assets	110	288
Net investment in sales-type leases	$240	$440
Note 11 – Equity Incentive Plans
In June 2019, we adopted the 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the grant of stock options, RSAs, RSUs, stock appreciation rights, performance units and performance shares to our employees, directors and consultants. Stock options granted under the 2019 Plan may be either incentive stock options or nonstatutory stock options. Incentive stock options may only be granted to our employees. Nonstatutory stock options may be granted to our employees, directors and consultants. Generally, our stock options and RSUs vest over four years and our stock options are exercisable over a maximum period of 10 years from their grant dates. Vesting typically terminates when the employment or consulting relationship ends.
In November 2025, we adopted the Amended and Restated 2019 Equity Incentive Plan (the “A&R 2019 Plan”). The A&R 2019 Plan has similar terms to the 2019 Plan, but increased the general shares reserved and available for issuance by 60.0 million shares and created a new special share reserve for our CEO of approximately 208.0 million shares.
As of December 31, 2025, 64.7 million shares were reserved and available for general issuance under the A&R 2019 Plan.

The following table summarizes our stock option and RSU activity for the year ended December 31, 2025:

	Stock Options				RSUs
	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in billions)	Number of RSUs (in thousands)	Weighted- Average Grant Date Fair Value
Beginning of period	344,535	$40.41			18,661	$233.02
Granted	13,128	$338.43			8,444	$360.99
Exercised or released	(7,289)	$112.43			(7,089)	$241.62
Cancelled	(6,268)	$187.47			(3,004)	$254.57
End of period	344,106	$47.58	2.68	$138.38	17,012	$289.15
Vested and expected to vest, December 31, 2025	340,111	$43.98	2.60	$138.00	16,628	$286.47
Exercisable and vested, December 31, 2025	320,430	$29.62	2.22	$134.61
The weighted-average grant date fair value per share of RSUs granted in the years ended December 31, 2025, 2024 and 2023 was $360.99, $223.98 and $228.33, respectively. The aggregate release date fair value of RSUs in the years ended December 31, 2025, 2024 and 2023 was $2.42 billion, $1.75 billion and $2.50 billion, respectively.
The aggregate intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $1.73 billion, $1.77 billion and $1.33 billion, respectively.
ESPP
Our employees are eligible to purchase our common stock through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The purchase price would be 85% of the lower of the fair market value on the first and last trading days of each six-month offering period. During the years ended December 31, 2025, 2024 and 2023, under the ESPP we issued 1.9 million, 2.2 million and 2.1 million shares, respectively. As of December 31, 2025, there were 93.6 million shares available for issuance under the ESPP.
2025 CEO Interim Award
On August 3, 2025, the Board of Directors granted and issued 96.0 million shares of restricted stock to our CEO (the “2025 CEO Interim Award”), which will vest on the second anniversary of the grant date, assuming his continued employment as either the CEO or as an executive responsible for product development or operations (as approved by disinterested members of the Board of Directors) through the vesting date. Our CEO must pay the Company $23.34 per share (the “Purchase Price”) of restricted stock that vests, which is equal to the exercise price per share of the stock-based compensation plan awarded to Elon Musk in 2018 (the “2018 CEO Performance Award”).

Restricted stock under the 2025 CEO Interim Award will be immediately forfeited and returned (an “Early Forfeiture”) to the Company to preclude a “double dip” or windfall if, prior to vesting, there is a final, non-appealable judgment, order or decision of the Delaware courts with respect to the action captioned Tornetta v. Elon Musk et al., C.A. No. 2018-0408-KSJM (Del. Ch.), or any pending or future appeal, including In re Tesla, Inc. Derivative Litigation, Nos. 10, 2025, 11, 2025 (Del.) (a “Tornetta Decision Event”) (see Note 13, Commitments and Contingencies), that results in our CEO becoming able to exercise in full the 2018 CEO Performance Award. If a Tornetta Decision Event results in our CEO becoming able to exercise options covered by the 2018 CEO Performance Award, but does not result in Early Forfeiture, then, if the Tornetta Decision Event occurs before the 2025 CEO Interim Award vests, shares covered by the 2025 CEO Interim Award will be reduced to the extent that (a) the sum of the 2025 CEO Interim Award shares and any amount of options exercisable under the 2018 CEO Performance Award exceeds (b) the total number of options subject to the 2018 CEO Performance Award in full (the “Excess Amount”), and if the Tornetta Decision Event occurs after the 2025 CEO Interim Award vests, then our CEO will return or otherwise repay us for shares issued under the 2025 CEO Interim Award (with us returning or repaying the Purchase Price) or forfeit options underlying the 2018 CEO Performance Award equal to the Excess Amount. The “no double dip” provision means that if our CEO gains the ability to exercise the 2018 CEO Performance Award, there will be no material additional benefit to him because the total number of shares awarded under the 2025 CEO Interim Award together with the 2018 CEO Performance Award cannot exceed the number of shares underlying the 2018 CEO Performance Award.
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
Stock-based compensation expense associated with the 2025 CEO Interim Award is recognized over the requisite service period, based on the grant date fair value determined on August 15, 2025 (the date the issuance of the shares of restricted stock was no longer subject to conditionality or the “accounting grant date”), but only if and when the vesting of the award becomes probable. Additionally, our CEO stock-based compensation expense represents a non-cash expense and is recorded as a selling, general and administrative operating expense in our consolidated statement of operations. The grant date fair value of the 2025 CEO Interim Award is $26.06 billion. The grant date fair value is based upon the closing market price of our common stock as of the accounting grant date, less the Purchase Price, adjusted to take into account an illiquidity discount due to the required holding period.
As of December 31, 2025, no stock-based compensation expense has been recorded related to the 2025 CEO Interim Award as vesting was not deemed probable. Following the Delaware Supreme Court’s recent decision reversing the Court of Chancery’s rescission order and reinstating Mr. Musk’s 2018 compensation package, the Special Committee, consistent with its general purpose, continues to consider, evaluate and determine all aspects of the retention and incentivization of Mr. Musk and any methods, approaches or manners for doing so, including the 2018 CEO Performance Award and the 2025 CEO Interim Award. If the 2025 CEO Interim Award is cancelled before vesting is deemed probable, no expense will be recognized relating to the award.
2025 CEO Performance Award
On September 3, 2025 (the “2025 CEO Performance Award Grant Date”), the Board of Directors granted approximately 423.7 million shares of performance-based restricted stock to our CEO (the “2025 CEO Performance Award”), which was approved on November 6, 2025 by our shareholders (the “2025 CEO Performance Award Accounting Grant Date”).
Until such time as there are no shares under the 2025 CEO Performance Award that are not earned (the “Unearned Shares”), our CEO’s Unearned Shares will vote proportionately to the votes of all other shares of our capital stock that are present and entitled to vote at any annual or special meeting (or similar action) of our shareholders (including our CEO). Generally, each of the 12 tranches of the 2025 CEO Performance Award will become “Earned Shares” upon our CEO remaining in Eligible Service (as defined below) and the certification by disinterested directors that the following have been achieved: (i) the market capitalization milestone for such tranche and (ii) any one of the twelve operational milestones (clauses (i) and (ii), together the “Performance Milestones”). Our CEO will be able to direct the vote of such Earned Shares.

Tranche #	Number of Shares Subject to Tranche	Market Capitalization Milestones (2)	Operational Milestones	Achievement Status
1	35,311,992	$2.0 trillion	Achievement of any 1 of the 12 Operational Milestones	-
2	35,311,992	$2.5 trillion	Achievement of any 2 of the 12 Operational Milestones	-
3	35,311,992	$3.0 trillion	Achievement of any 3 of the 12 Operational Milestones	-
4	35,311,992	$3.5 trillion	Achievement of any 4 of the 12 Operational Milestones	-
5	35,311,992	$4.0 trillion	Achievement of any 5 of the 12 Operational Milestones	-
6	35,311,992	$4.5 trillion	Achievement of any 6 of the 12 Operational Milestones	-
7	35,311,992	$5.0 trillion	Achievement of any 7 of the 12 Operational Milestones	-
8	35,311,992	$5.5 trillion	Achievement of any 8 of the 12 Operational Milestones	-
9	35,311,992	$6.0 trillion	Achievement of any 9 of the 12 Operational Milestones	-
10	35,311,992	$6.5 trillion	Achievement of any 10 of the 12 Operational Milestones	-
11	35,311,992	$7.5 trillion	Achievement of any 11 of the 12 Operational Milestones (1)	-
12	35,311,992	$8.5 trillion	Achievement of any 12 of the 12 Operational Milestones (1)	-
Total	423,743,904
(1)The 11th and 12th tranches are earned upon the later of (i) the date on which the last Performance Milestone applicable to such tranche is completed and (ii) the date on which the CEO succession framework developed by our CEO is approved by the Board of Directors.
(2)Market capitalization milestones are measured on a trailing average basis over both a six-month period and a 30-day period. Achievement may also be measured over a one-year period in connection with the deemed achievement of certain product goals.
The operational milestones generally required for any shares to become Earned Shares are defined as follows:

Milestone #	Operational Milestones (3)
1	20 million Tesla vehicles delivered
2	10 million active FSD subscriptions
3	1 million bots delivered
4	1 million Robotaxis in commercial operation
5	$50 billion of Adjusted EBITDA
6	$80 billion of Adjusted EBITDA
7	$130 billion of Adjusted EBITDA
8	$210 billion of Adjusted EBITDA
9	$300 billion of Adjusted EBITDA
10	$400 billion of Adjusted EBITDA (4)
11	$400 billion of Adjusted EBITDA (4)
12	$400 billion of Adjusted EBITDA (4)
(3)Adjusted EBITDA is defined as net income (loss) attributable to common stockholders before interest expense, provision (benefit) for income taxes, depreciation, amortization and impairment, stock-based compensation and digital assets gains and losses for the four consecutive quarters that immediately precede such determination date.
(4)Meeting the last three Adjusted EBITDA operational milestones requires achieving Adjusted EBITDA of $400 billion in three non-overlapping periods, each made up of four consecutive quarters.
The vesting date for each tranche of shares depends on when such shares become Earned Shares, which is based on the achievement of Performance Milestones. Generally, shares earned prior to the 5th anniversary of the 2025 CEO Performance Award Grant Date vest on the 7.5th anniversary, and shares that are earned after the 5th anniversary of the 2025 CEO Performance Award Grant Date vest on the 10th anniversary (each such 7.5 and 10-year period, a “Post-Milestone Service Period”), in each case our CEO must maintain continued employment either as our CEO or as an executive officer responsible for product development or operations through the applicable Post-Milestone Service Period (“Eligible Service”). Upon vesting, the vested shares will be reduced by an offset amount of $334.09 per share, unless our CEO elects to pay such amounts in cash.

Unearned Shares will be forfeited and returned upon the 10-year anniversary of the 2025 CEO Performance Award Grant Date. Unvested shares (including any Earned Shares that have not vested) will be forfeited upon cessation of Eligible Service. Any stock-based compensation expense related to forfeited shares will be reversed during the period in which such a forfeiture occurs.
Our CEO must hold shares for five years after they become Earned Shares (regardless of whether such Earned Shares vest), subject to exceptions on or after vesting for (i) a change in control, (ii) satisfying taxes due in respect of vesting or (iii) transfers for estate planning purposes that involve a mere change of form or as may be permitted by our disinterested directors in their discretion consistent with our internal policies.
Stock-based compensation expense recognition commences when an operational milestone is considered probable of achievement regardless of the progress made towards achieving the next market capitalization milestone. The probability of meeting an operational milestone is based on a subjective assessment of the product roadmap, regulatory environment, industry and adoption trends, competitive environment, macroeconomic conditions and risks, and our future financial projections, among other estimates and assumptions. These inputs, which are subjective and generally require significant judgment, are based on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. As of December 31, 2025, we determined that the operational milestone involving the delivery of 20 million Tesla vehicles, is probable over the term of the award based on our current assumptions.
Once an operational milestone is considered probable of achievement, stock-based compensation expense associated with the tranche will be recognized over the relevant Post-Milestone Service Period, which is based on the expected achievement date of the operational milestone. By design of this award, the recognition period will be approximately 7.5 or 10 years from the 2025 CEO Performance Award Accounting Grant Date. Stock-based compensation expense associated with this award is recorded as Selling, general and administrative expense on our consolidated statement of operations.
As of December 31, 2025, based on our current estimate of the achievement date, we had unrecognized stock-based compensation expense of $10.23 billion for the operational milestone that was considered probable of achievement over the term of the award, which we expect to be recognized over 9.7 years. As of December 31, 2025, we had unrecognized stock-based compensation expense of $105.82 billion to $120.37 billion for the operational milestones that were considered not probable of achievement. From the 2025 CEO Performance Award Accounting Grant Date to December 31, 2025, we recorded stock-based compensation expense of $162 million related to the 2025 CEO Performance Award.
Fair Value Assumptions
We use the fair value method in recognizing stock-based compensation expense. Under the fair value method, we estimate the fair value of each stock option award with service or service and performance conditions and the ESPP on the grant date generally using the Black-Scholes option pricing model. The weighted-average assumptions used in the Black-Scholes model for stock options are as follows:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	3.95%	3.92%	3.90%
Expected term (in years)	4.7	4.3	4.5
Expected volatility	60%	59%	63%
Dividend yield	—%	—%	—%
Grant date fair value per share	$178.36	$114.29	$121.62
The risk-free interest rate is based on the U.S. Treasury yield for zero-coupon U.S. Treasury notes with maturities approximating each grant’s expected life. We use our historical data in estimating the expected award term of our employee grants. The expected share price volatility is based on the average of the implied volatility of publicly traded options for our common stock and the historical volatility of our common stock.

The fair value of restricted stock-based awards that have market, service and performance conditions is estimated on the grant date using a Monte Carlo simulation model. The weighted-average assumptions used in the Monte Carlo simulation model for the purpose of determining the grant date fair value of the 2025 CEO Performance Award is as follows:

Expected award term (in years) (1)	9.8
Expected share price volatility	60%
Dividend yield	—%
Risk-free rate of return	4.06%
Dilution adjustment	15%
Illiquidity discount (2)	0% - 14%
Grant date fair value per share (3)	$284.24 - $337.74
(1)The expected award term is the period from the shareholder approval date to the end of the performance period.
(2)The illiquidity discount was determined using a valuation model that uses the same expected share price volatility applied in the Monte Carlo simulation model and tax rates utilized are equal to the federal tax rate, plus our best estimate of personal tax rates based on available payroll information.
(3)The stock-based compensation expense recognized will depend on the date a given tranche vests if at all. The range in grant date fair value per share reflects differences in any applicable holding period that may be in effect post-vesting for each tranche.
The fair value of RSAs and RSUs with service or service and performance conditions is measured on the grant date based on the closing fair market value of our common stock less any purchase price or offset amount, adjusted to take into account any illiquidity discounts due to applicable required holding periods that are in effect post-vesting.
Other Performance-Based Grants
From time to time, the Compensation Committee of our Board of Directors grants certain employees performance-based RSUs and stock options. For the year ended December 31, 2025, we granted 8.4 million shares of other performance awards with grant date fair value, net of forfeitures, of $1.70 billion. For the years ended December 31, 2024 and 2023, the shares granted were not material.
As of December 31, 2025, we had unrecognized stock-based compensation expense of $1.79 billion under these grants to purchase or receive an aggregate 13.0 million shares of our common stock. For awards probable of achievement, we estimate the unrecognized stock-based compensation expense of $831 million will be recognized over a weighted-average period of 3.3 years.
For the year ended December 31, 2025, we recorded $323 million of stock-based compensation expense related to these grants, net of forfeitures. For the years ended December 31, 2024 and 2023, stock-based compensation expense related to these grants, net of forfeitures, were immaterial.
Summary Stock-Based Compensation Information
The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2025	2024	2023
Cost of revenues	$870	$776	$741
Research and development	1,332	832	689
Selling, general and administrative	623	389	382
Restructuring and other	—	2	—
Total	$2,825	$1,999	$1,812

Income tax benefits recognized from stock-based compensation expense during the years ended December 31, 2025, 2024 and 2023 were $517 million, $371 million and $326 million, respectively. During the years ended December 31, 2025, 2024 and 2023, stock-based compensation expense capitalized to our consolidated balance sheets was $238 million, $198 million and $199 million, respectively. As of December 31, 2025, we had $5.82 billion of total unrecognized stock-based compensation expense related to non-performance awards, which will be recognized over a weighted-average period of 2.6 years.
Note 12 – Income Taxes
Our income before provision for (benefit from) income taxes for the years ended December 31, 2025, 2024 and 2023 was as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Domestic	$4,766	$2,292	$3,196
Noncontrolling interest and redeemable noncontrolling interest	61	62	(23)
Foreign	451	6,636	6,800
Income before income taxes	$5,278	$8,990	$9,973
A provision for (benefit from) income taxes of $1.42 billion, $1.84 billion and $(5.00) billion has been recognized for the years ended December 31, 2025, 2024 and 2023, respectively. The components of the provision for (benefit from) income taxes for the years ended December 31, 2025, 2024 and 2023 consisted of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$48
State	5	45	57
Foreign	1,295	1,315	1,243
Total current	1,300	1,360	1,348
Deferred:
Federal	434	831	(5,246)
State	21	(49)	(653)
Foreign	(332)	(305)	(450)
Total deferred	123	477	(6,349)
Total provision for (benefit from) income taxes	$1,423	$1,837	$(5,001)

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies, the reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2025 was as follows (in millions, except for percentages):

	Amount	Percent
U.S. federal statutory tax rate	$1,108	21.0%
Foreign tax effects
China
Statutory tax rate difference between China and United States	60	1.1
Withholding tax	361	6.8
Other	(37)	(0.7)
Other foreign jurisdictions	331	6.3
Tax credits
Research and development tax credits	(352)	(6.7)
Foreign tax credits	(327)	(6.2)
Changes in valuation allowances	389	7.5
Nontaxable or nondeductible items
Nontaxable manufacturing credits	(354)	(6.7)
Stock-based compensation	(172)	(3.3)
Other	83	1.6
Changes in unrecognized tax benefits	194	3.7
Other adjustments	139	2.6
Effective tax rate	$1,423	27.0%
The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows (in millions):

	Year Ended December 31,
	2024	2023
Tax at statutory federal rate	$1,887	$2,094
State tax, net of federal benefit	8	(372)
Excess tax benefits related to stock-based compensation	(267)	(288)
Nontaxable manufacturing credit	(291)	(101)
Foreign income rate differential	(545)	(816)
U.S. tax credits	(317)	(593)
GILTI and Subpart F inclusion	882	670
Unrecognized tax benefits	144	183
Change in valuation allowance	163	(5,962)
Other	173	184
Provision for (benefit from) income taxes	$1,837	$(5,001)

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies, cash paid for income taxes, net of refunds, during the year ended December 31, 2025 was as follows (in millions):

Federal	$28
State
California	86
Other states	65
Foreign
China	751
Other countries	302
Total cash paid for income taxes, net of refunds	$1,232
Cash paid for income taxes, net of refunds, during the years ended December 31, 2024 and 2023 was $1.33 billion and $1.12 billion, respectively.
Deferred tax assets (liabilities) as of December 31, 2025 and 2024 consisted of the following (in millions):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carry-forwards	$1,083	$1,295
Research and development credits	2,030	1,735
Other tax credits and attributes	2,090	1,325
Deferred revenue	999	1,101
Inventory and warranty reserves	2,269	1,769
Operating lease right-of-use liabilities	1,376	1,186
Capitalized research and development costs	2,365	2,448
Deferred GILTI tax assets	709	691
Other	570	412
Total deferred tax assets	13,491	11,962
Valuation allowance	(1,765)	(1,224)
Deferred tax assets, net of valuation allowance	11,726	10,738
Deferred tax liabilities:
Depreciation and amortization	(3,146)	(2,658)
Operating lease right-of-use assets	(1,267)	(1,097)
Other	(514)	(561)
Total deferred tax liabilities	(4,927)	(4,316)
Deferred tax assets (liabilities), net of valuation allowance	$6,799	$6,422

As of December 31, 2025, we maintained valuation allowances of $1.77 billion for deferred tax assets that are not more likely than not to be realized, which primarily included our California deferred tax assets, U.S. foreign tax credits and certain capitalized foreign expenses. The valuation allowance on our net deferred tax assets increased by $541 million and $332 million during the years ended December 31, 2025 and 2024, respectively, and decreased by $6.46 billion during the year ended December 31, 2023. The changes in valuation allowances during the years ended December 31, 2025 and 2024 were primarily due to the changes of our California deferred tax assets, U.S. foreign tax credits and certain capitalized foreign expenses. The change in valuation allowance during the year ended December 31, 2023 was primarily due to the release of our valuation allowance with respect to our U.S. federal and certain state deferred tax assets. In the fourth quarter of 2023, based on the relevant weight of positive and negative evidence, including the amount of our taxable income in recent years which was objective and verifiable, and consideration of our expected future taxable earnings, we concluded that it is more likely than not that most of our U.S. federal and certain state deferred tax assets are realizable and released the valuation allowance on these deferred tax assets. Our deferred tax assets without a valuation allowance are more likely than not to be realized given the expectation of future earnings in the respective jurisdictions.
As of December 31, 2025, we had $3.56 billion of federal and $8.22 billion of state net operating loss carry-forwards available to offset future taxable income, an immaterial amount of which, if not utilized, will begin to expire in 2026. Federal and state laws can impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. We have determined that no significant limitation would be placed on the utilization of our net operating loss and tax credit carry-forwards due to prior ownership changes or expirations.
As of December 31, 2025, we had federal research and development tax credits of $1.83 billion, federal renewable energy tax credits of $1.38 billion, and state research and development tax credits of $1.21 billion. Most of our state research and development tax credits were in the state of California. If not utilized, some of the federal tax credits may expire in various amounts beginning in 2036. However, California research and development tax credits can be carried forward indefinitely.
As of December 31, 2025, we intend to indefinitely reinvest our foreign earnings and cash unless such repatriation results in no or minimal tax costs. We have recorded the taxes associated with the foreign earnings we intend to repatriate in the future. For the earnings we intend to indefinitely reinvest, no deferred tax liabilities for foreign withholding or other taxes have been recorded. The estimated amount of such unrecognized withholding tax liability associated with the indefinitely reinvested earnings is approximately $371 million.
Uncertain Tax Positions
The changes to our gross unrecognized tax benefits were as follows (in millions):

December 31, 2022	$870
Increases in balances related to prior year tax positions	59
Decreases in balances related to settlement with tax authorities	(6)
Increases in balances related to current year tax positions	255
Decreases in balances related to expiration of the statute of limitations	(4)
December 31, 2023	1,174
Increases in balances related to prior year tax positions	51
Decreases in balances related to prior year tax positions	(27)
Increases in balances related to current year tax positions	227
Decreases in balances related to settlement with tax authorities	(4)
Decreases in balances related to expiration of the statute of limitations	(4)
December 31, 2024	1,417
Increases in balances related to prior year tax positions	64
Decreases in balances related to prior year tax positions	(24)
Increases in balances related to current year tax positions	305
Decreases in balances related to settlement with tax authorities	(3)
Decreases in balances related to expiration of the statute of limitations	(13)
December 31, 2025	$1,746

We include interest and penalties related to unrecognized tax benefits in income tax expense. We recognized net interest and penalties related to unrecognized tax benefits in provision for (benefit from) income taxes line of our consolidated statements of operations of $10 million, $23 million and $17 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, and 2024, we have accrued $79 million and $69 million, respectively, related to interest and penalties on our unrecognized tax benefits. Unrecognized tax benefits of $1.41 billion, if recognized, would affect our effective tax rate.
We file income tax returns in the U.S. and various state and foreign jurisdictions. We are currently under examination by the Internal Revenue Service (“IRS”) for the years 2015 to 2018. Additional tax years within the periods 2004 to 2014 and 2019 to 2024 remain subject to examination for federal income tax purposes. All net operating losses and tax credits generated to date are subject to adjustment for U.S. federal and state income tax purposes. Our returns for 2004 and subsequent tax years remain subject to examination in U.S. state and foreign jurisdictions.
Note 13 – Commitments and Contingencies
Legal Proceedings
Litigation Relating to 2018 CEO Performance Award
On June 4, 2018, a purported Tesla stockholder filed a putative class and derivative action in the Delaware Court of Chancery against Elon Musk and the members of Tesla’s board of directors as then constituted, alleging corporate waste, unjust enrichment and that such board members breached their fiduciary duties by approving the 2018 CEO Performance Award. Trial was held November 14-18, 2022. On January 30, 2024, the Court issued an opinion finding that the 2018 CEO Performance Award should be rescinded. Plaintiff’s counsel filed a brief seeking a fee award of 29,402,900 Tesla shares, plus expenses of $1,120,115.50. Tesla opposed the fee request, and at Tesla’s 2024 Annual Meeting of Stockholders, 72% of the disinterested voting shares of Tesla, excluding shares owned by Mr. Musk and Kimbal Musk, voted to ratify the 2018 CEO Performance Award. Because Tesla’s disinterested stockholders voted to ratify the 2018 CEO Performance Award, Mr. Musk and the other director defendants, joined by Tesla, filed a brief seeking to revise the Court’s January 30, 2024 opinion. On December 2, 2024, the Court issued an opinion denying the motion to revise the Court’s January 30, 2024 opinion and awarded Plaintiff’s counsel fees in the amount of $345 million. A final judgment was entered by the Court, and the director defendants and Tesla appealed the decisions to the Delaware Supreme Court. Tesla and the Director Defendants filed their response briefs on March 11, 2025. Plaintiffs filed their opening brief on April 25, 2025, and reply briefs were filed on May 16, 2025. Oral argument occurred on October 15, 2025. On December 19, 2025, the Delaware Supreme Court reversed the Court of Chancery’s rescission order, reinstating Mr. Musk’s 2018 compensation package, and awarded $1 in nominal damages. The Court also significantly reduced the attorney fee award.
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
The Company disagrees with the amount of attorneys’ fees awarded by the court. On February 10, 2025, Tesla appealed the attorneys’ fee award amount to the Delaware Supreme Court. Tesla did not appeal the Delaware Court of Chancery’s approval of the underlying settlement. Also on February 10, 2025, a single shareholder appealed the approval of the settlement. This shareholder’s appeal does not seek to alter any material terms (e.g., financial contributions or the defendants’ obligations under the Settlement Agreement). The Delaware Court of Chancery had previously rejected this shareholder’s objections when approving the Settlement Agreement. Tesla’s appeal of the attorneys’ fee award and the single shareholder’s appeal have been fully briefed. Oral argument occurred on October 29, 2025, and the parties are awaiting a decision.

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
Litigation Relating to Potential Going Private Transaction
Between October 17, 2018 and March 8, 2021, seven derivative lawsuits were filed in the Delaware Court of Chancery, purportedly on behalf of Tesla, against Mr. Musk and the members of Tesla’s board of directors, as constituted at relevant times, in relation to statements made and actions connected to a potential going private transaction, with certain of the lawsuits challenging additional Twitter posts by Mr. Musk, among other things. Several of those actions were consolidated. All the non-consolidated cases have been dismissed with prejudice through a stipulation and order. A stipulation for dismissal with prejudice of the consolidated case was filed on December 24, 2025, and the parties are waiting for the court to approve it. In addition to these cases, two derivative lawsuits were filed on October 25, 2018 and February 11, 2019 in the U.S. District Court for the District of Delaware, purportedly on behalf of Tesla, against Mr. Musk and the members of the Tesla board of directors as then constituted. Those cases were also consolidated, and on April 25, 2025, were dismissed with prejudice through a stipulation and order.
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
Certain Derivative Lawsuits in Delaware
Before converting from a Delaware to Texas corporation on June 13, 2024, three separate derivative actions brought by purported Tesla stockholders were filed in the Delaware Court of Chancery on May 24, June 10 and June 13, 2024, purportedly on behalf of Tesla, against current and former directors regarding topics involving Elon Musk and others, X Corp. (formerly Twitter) and xAI. These suits assert various claims, including breach of fiduciary duty and breach of contract, and seek unspecified damages and other relief. On August 6, 2024, the plaintiffs in these three actions moved to consolidate the matters into a single case. The Court consolidated two of the three cases. Tesla and the directors filed motions to dismiss, and oral argument on those motions occurred on October 22, 2025.
Litigation and Investigations Relating to Alleged Discrimination and Harassment
On February 9, 2022, the California Civil Rights Department (“CRD,” formerly “DFEH”) filed a civil complaint against Tesla in Alameda County, California Superior Court, alleging systemic race discrimination, hostile work environment and pay equity claims, among others. CRD’s amended complaint seeks monetary damages and injunctive relief. The trial is currently set for July 20, 2026.
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

Other Litigation Related to Our Products and Services
We are also subject to various lawsuits that seek monetary and other injunctive relief. These lawsuits include proposed class actions and other consumer claims that allege, among other things, purported defects and misrepresentations related to our products and services. For example, on September 14, 2022, a proposed class action was filed against Tesla, Inc. and related entities in the U.S. District Court for the Northern District of California, alleging various claims about the Company’s driver assistance technology systems under state and federal law. This case was later consolidated with several other proposed class actions, and a Consolidated Amended Complaint was filed on October 28, 2022, which seeks damages and other relief on behalf of all persons who purchased or leased from Tesla between January 1, 2016, to the present. On March 22, 2023, the plaintiffs filed a motion for a preliminary injunction to order Tesla to (1) cease using the term “Full Self-Driving Capability” (FSD Capability), (2) cease the sale and activation of FSD Capability and deactivate FSD Capability on Tesla vehicles, and (3) provide certain notices to consumers about proposed court-findings about the accuracy of the use of the terms Autopilot and FSD Capability. Tesla opposed the motion. On September 30, 2023, the Court denied the request for a preliminary injunction, compelled four of five plaintiffs to arbitration, and dismissed the claims of the fifth plaintiff with leave to amend the complaint. On October 31, 2023, the remaining plaintiff filed an amended complaint, which Tesla moved to dismiss, and on May 15, 2024, the Court granted in part and denied in part Tesla’s motion. On May 6, 2025, the plaintiff filed a motion for class certification, which Tesla opposed, and on August 18, 2025, the Court certified a limited class comprised of California consumers who are not subject to an arbitration agreement. On September 1, 2025, Tesla filed a petition in the United States Court of Appeals for the Ninth Circuit for permission to appeal the class certification order, and on December 18, 2025, the Ninth Circuit granted Tesla’s petition. On January 5, 2026, the district court stayed the case pending resolution of the proceedings before the Ninth Circuit. Tesla’s opening brief in the Ninth Circuit is due on March 12, 2026. On October 2, 2023, a similar proposed class action was filed in San Diego County Superior Court in California. Tesla subsequently removed the San Diego County case to federal court and on January 8, 2024, the federal court granted Tesla’s motion to transfer the case to the U.S. District Court for the Northern District of California. Tesla moved to compel arbitration, which the plaintiff did not oppose, and on June 27, 2024, the Court stayed the case pending arbitration.
On February 27, 2023, a proposed class action was filed in the U.S. District Court for the Northern District of California against Tesla, Inc., Elon Musk and certain current and former Company executives. The complaint alleges that the defendants made material misrepresentations and omissions about the Company’s Autopilot and FSD Capability technologies and seeks money damages and other relief on behalf of persons who purchased Tesla stock between February 19, 2019, and February 17, 2023. An amended complaint was filed on September 5, 2023, naming only Tesla, Inc. and Elon Musk as defendants. On November 6, 2023, Tesla moved to dismiss the amended complaint. On September 30, 2024, the Court granted Tesla’s motion to dismiss without prejudice. On November 26, 2024, the court issued a final judgment in Tesla’s favor, and on December 23, 2024, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Ninth Circuit. Oral argument occurred on November 20, 2025, and on December 2, 2025, the Ninth Circuit issued a memorandum decision affirming the district court’s dismissal of the amended complaint. On December 29, 2025, the Court’s clerk issued a mandate closing the case.
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
We have experienced, and we expect to continue to face, claims and regulatory scrutiny arising from or related to misuse or claimed failures or alleged misrepresentations of new technologies that we are pioneering. We are unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, unless noted. An unfavorable outcome in some or all of these proceedings could have a material adverse impact on results of operations or cash flows for a particular period. Our view of these matters is subject to inherent uncertainties and may change in the future.
Certain Investigations and Other Matters
We regularly receive requests for information, including subpoenas, from regulators and governmental authorities such as the National Highway Traffic Safety Administration, the National Transportation Safety Board, the SEC, the Department of Justice (“DOJ”), and various local, state, federal, and international agencies. The ongoing requests for information include topics such as operations, technology (e.g., vehicle functionality, vehicle incidents, Autopilot and FSD Capability and Robotaxi), compliance, finance, data privacy, and other matters related to Tesla’s business, its personnel, and related parties. We routinely cooperate with such formal and informal requests for information, investigations, and other inquiries. To our knowledge no government agency in any ongoing investigation has concluded that any wrongdoing occurred. We cannot predict the outcome or impact of any ongoing matters. Should the government decide to pursue an enforcement action, there exists the possibility of a material adverse impact on our business, results of operations, prospects, cash flows, financial position or brand.
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
Letters of Credit
As of December 31, 2025, we had $556 million of unused letters of credit outstanding.
Note 14 – Variable Interest Entity Arrangements
We have entered into various arrangements with investors to facilitate the funding and monetization of our energy generation systems and vehicles. In particular, our wholly owned subsidiaries and fund investors have formed and contributed cash and assets into various financing funds and entered into related agreements. We have determined that the funds are VIEs and we are the primary beneficiary of these VIEs by reference to the power and benefits criterion under ASC 810, Consolidation. We have considered the provisions within the agreements, which grant us the power to manage and make decisions that affect the operation of these VIEs, including determining the energy generation systems and the associated customer contracts to be sold or contributed to these VIEs, redeploying energy generation systems and managing customer receivables. We consider that the rights granted to the fund investors under the agreements are more protective in nature rather than participating.
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
The aggregate carrying values of the VIEs’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in millions):

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$109	$49
Accounts receivable, net	11	18
Prepaid expenses and other current assets	198	276
Total current assets	318	343
Operating lease vehicles, net	456	392
Energy generation and storage systems, net	2,177	2,310
Other non-current assets	183	183
Total assets	$3,134	$3,228
Liabilities
Current liabilities
Accrued liabilities and other	$49	$32
Deferred revenue	6	6
Current portion of debt and finance leases	1,364	2,114
Total current liabilities	1,419	2,152
Deferred revenue, net of current portion	60	71
Debt and finance leases, net of current portion	1,679	1,834
Total liabilities	$3,158	$4,057
Note 15 – Related Party Transactions
Tesla periodically does business with certain entities with which its CEO and directors are affiliated, such as xAI, SpaceX, The Boring Company and Redwood Materials, in accordance with our Related Person Transactions Policy. During the year ended December 31, 2025, we recognized $430 million of revenues and $285 million of cost of revenues from xAI for its purchase of our Megapack products in the ordinary course of business. Other transactions with xAI and other related parties during the year ended December 31, 2025 were immaterial. During the years ended December 31, 2024 and 2023, transactions with related parties were immaterial.
In January 2026, the Company entered into an agreement with xAI to invest approximately $2 billion to acquire shares of Series E Preferred Stock of xAI. As the investment is not in-substance common stock and the fair value is not readily determinable, we will account for the equity investment using the measurement alternative in accordance with ASC 321, Investments – Equity Securities. The equity investment will be initially recorded at cost on our consolidated balance sheet as a long-term investment subsequently adjusted only for observable price changes for identical or similar securities, net of any potential impairment, which will be evaluated quarterly. We will recognize any changes in the basis of the equity investment in Other (expense) income, net in the consolidated statements of operations.

Note 16 – Segment Reporting and Information about Geographic Areas
Our Chief Executive Officer, as the CODM, organizes our company, manages resource allocations and measures performance among two operating and reportable segments: (i) automotive and (ii) energy generation and storage. The automotive segment includes the design, development, manufacturing, sales and leasing of electric vehicles as well as sales of automotive regulatory credits. Additionally, the automotive segment also includes services and other, which includes sales of used vehicles, non-warranty maintenance services and collision, paid Supercharging sessions, automotive insurance business revenue, part sales and retail merchandise sales. The energy generation and storage segment includes the design, manufacture, installation, sales and leasing of energy generation and storage products and related services and sales of energy generation incentives.
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

	Year Ended December 31,
	2025	2024	2023
Automotive segment
Revenues	$82,056	$87,604	$90,738
Cost of revenues (1)	$68,764	$72,794	$74,219
Gross profit	$13,292	$14,810	$16,519
Energy generation and storage segment
Revenues	$12,771	$10,086	$6,035
Cost of revenues (2)	$8,969	$7,446	$4,894
Gross profit	$3,802	$2,640	$1,141
(1)Depreciation and amortization included in Cost of revenues for the automotive segment for the years ended December 31, 2025, 2024 and 2023 was $3.78 billion, $3.68 billion and $3.45 billion, respectively.
(2)Depreciation and amortization included in Cost of revenues for the energy generation and storage segment for the years ended December 31, 2025, 2024 and 2023 was $355 million, $377 million and $343 million, respectively.
The following table presents revenues by geographic area based on the sales location of our products (in millions):

	Year Ended December 31,
	2025	2024	2023
United States	$47,627	$47,725	$45,235
China	20,962	20,944	21,745
Other international	26,238	29,021	29,793
Total	$94,827	$97,690	$96,773
The following table presents long-lived assets by geographic area (in millions):

	December 31, 2025	December 31, 2024
United States	$35,847	$32,461
Germany	4,775	4,175
Other international	4,625	4,124
Total	$45,247	$40,760

The following table presents inventory by reportable segment (in millions):

	December 31, 2025	December 31, 2024
Automotive	$9,678	$9,988
Energy generation and storage	2,714	2,029
Total	$12,392	$12,017
Note 17 – Restructuring and Other
In 2025, we initiated certain actions in order to reduce costs and improve efficiency through convergence of AI chip design efforts. As a result, we recognized $390 million of expenses, within our automotive segment, related to charges for supercomputer assets, contract terminations and employee terminations.
In the second quarter of 2024, we initiated and substantially completed certain restructuring actions to reduce costs and improve efficiency. As a result, we recognized $583 million of employee termination expenses in Restructuring and other in our consolidated income statement.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report which is included herein.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K, except as follows:
On November 17, 2025, Vaibhav Taneja, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 84,000 shares of our common stock, subject to certain conditions. The arrangement's expiration date is January 31, 2027.
On November 26, 2025, Kathleen Wilson-Thompson, one of our directors, adopted a Rule 10b5-1 trading arrangement for the potential sale of up to 120,948 shares of our common stock, subject to certain conditions. The arrangement's expiration date is May 8, 2026.
Investment in xAI
On January 16, 2026, following review in a manner consistent with the Board’s fiduciary duties and the Company’s related party transactions policy (the “RPT Policy”), Tesla entered into an agreement to invest approximately $2 billion to acquire shares of Series E Preferred Stock of xAI as part of xAI’s recent publicly-disclosed financing round. Tesla’s investment was made on market terms consistent with those already received by other investors in the financing, including with respect to price, customary information rights and registration rights. Completion of the investment is subject to customary limited closing conditions, including applicable regulatory approvals.
As previously disclosed, Tesla and xAI have certain ongoing commercial relationships that are described in the Company’s proxy statement for its 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”). In connection with the investment, Tesla and xAI also entered into certain framework agreement that, among other things, builds upon the existing relationship between Tesla and xAI by providing a framework for evaluating potential collaborations, with any specific projects to be implemented through separate negotiations, all of which will be subject to applicable approval processes (including the RPT Policy) and in a manner consistent with the Board’s fiduciary duties.
As previously disclosed, Tesla shareholders had made a shareholder proposal regarding a potential investment in xAI for Tesla’s 2025 Annual Meeting of Shareholders (the “xAI Proposal”). The Board did not recommend for or against the xAI Proposal. As also previously disclosed, at that shareholders’ meeting, more votes were cast in favor of the xAI Proposal than against, but there were also a significant number of shares held by shareholders who abstained. Because the vote was advisory and no specific transaction was proposed at that time, the Board determined and disclosed in the 2025 Proxy Statement that it would examine next steps in light of the voting results (including the number of abstentions) and retain responsibility for any decisions regarding a potential investment in xAI, which would be evaluated under the RPT Policy. The 2025 Proxy Statement also disclosed that the Board would ultimately determine and implement strategies related to artificial intelligence (including any potential investment in xAI) in a manner consistent with its fiduciary duties and the RPT Policy, all of which it did in approving the xAI investment.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 of Form 10-K will be included in our proxy statement to be filed with the SEC in connection with the solicitation of proxies for our 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”) and is incorporated herein by reference. The 2026 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 of Form 10-K will be included in our 2026 Proxy Statement and is incorporated herein by reference.

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

INDEX TO EXHIBITS(1)

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Formation of the Registrant	10-Q	001-34756	3.1	July 24, 2024

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-34756	3.1	May 16, 2025

4.1	Specimen common stock certificate of the Registrant.	10-K	001-34756	4.1	January 30, 2025

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of August 31, 2009, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1	333-164593	4.2	January 29, 2010

4.3	Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 20, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2A	May 27, 2010

4.4	Amendment to Fifth Amended and Restated Investors’ Rights Agreement between Registrant, Toyota Motor Corporation and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2B	May 27, 2010

4.5	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of June 14, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2C	June 15, 2010

4.6	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of November 2, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	8-K	001-34756	4.1	November 4, 2010

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.7	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 22, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-174466	4.2E	June 2, 2011

4.8	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 30, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein.	8-K	001-34756	4.1	June 1, 2011

4.9	Sixth Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 15, 2013 among the Registrant, the Elon Musk Revocable Trust dated July 22, 2003 and certain other holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 20, 2013

4.10	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 14, 2013, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.2	May 20, 2013

4.11	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of August 13, 2015, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	August 19, 2015

4.12	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 18, 2016, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 24, 2016

4.13	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2017, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	March 17, 2017

4.14	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 1, 2019, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 3, 2019

4.15	Voting Agreement, dated as of September 3, 2025	8-K	001-34756	10.3	November 7, 2025

4.16	Indenture, dated as of May 22, 2013, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.1	May 22, 2013

4.17	Description of Registrant’s Securities	—	—	—	—	X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1**	Form of Indemnification Agreement between the Registrant and its directors and officers.	8-K	3000-34756	10.1	September 5, 2025

10.2**	2003 Equity Incentive Plan.	S-1/A	333-164593	10.2	May 27, 2010

10.3**	Form of Stock Option Agreement under 2003 Equity Incentive Plan.	S-1	333-164593	10.3	January 29, 2010

10.4**	Amended and Restated 2010 Equity Incentive Plan.	10-K	001-34756	10.4	February 23, 2018

10.5**	Form of Stock Option Agreement under 2010 Equity Incentive Plan.	10-K	001-34756	10.6	March 1, 2017

10.6**	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan.	10-K	001-34756	10.7	March 1, 2017

10.7**	Amended and Restated 2010 Employee Stock Purchase Plan, effective as of February 1, 2017.	10-K	001-34756	10.8	March 1, 2017

10.8**	Tesla, Inc. Amended and Restated 2019 Equity Incentive Plan	8-K	001-34756	10.1	November 7, 2025

10.9**	Form of Stock Option Agreement under Amended and Restated 2019 Equity Incentive Plan.					X

10.10**	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2019 Equity Incentive Plan.					X

10.11**	Employee Stock Purchase Plan, effective as of June 12, 2019.	S-8	333-232079	4.5	June 12, 2019

10.12**	2012 SolarCity Equity Incentive Plan and form of agreements used thereunder.	S-1(1)	333-184317	10.3	October 5, 2012

10.13**	Offer Letter between the Registrant and Elon Musk dated October 13, 2008.	S-1	333-164593	10.9	January 29, 2010

10.14**	Performance Stock Option Agreement between the Registrant and Elon Musk dated January 21, 2018.	DEF 14A	001-34756	Appendix A	February 8, 2018

10.15	Indemnification Agreement, effective as of June 23, 2020, between Registrant and Elon R. Musk.	10-Q	001-34756	10.4	July 28, 2020

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.16**	2025 CEO Interim Restricted Stock Agreement, dated August 3, 2025	8-K	001-34756	10.1	August 4, 2025

10.17**	Tesla, Inc. 2025 CEO Performance Award Agreement, dated as of September 3, 2025	S-8	333-291402	4.4	November 10, 2025

10.18†	Agreement for Tax Abatement and Incentives, dated as of May 7, 2015, by and between Tesla Motors, Inc. and the State of Nevada, acting by and through the Nevada Governor’s Office of Economic Development.	10-Q	001-34756	10.1	August 7, 2015

10.19††	Grant Contract for State-Owned Construction Land Use Right, dated as of October 17, 2018, by and between Shanghai Planning and Land Resource Administration Bureau, as grantor, and Tesla (Shanghai) Co., Ltd., as grantee (English translation).	10-Q	001-34756	10.2	July 29, 2019

10.20	Credit Agreement, dated as of January 20, 2023, among Tesla, Inc., the Lenders and Issuing Banks from time to time party thereto, Citibank, N.A., as Administrative Agent and Deutsche Bank Securities, Inc., as Syndication Agent	10-K	001-34756	10.59	January 31, 2023

19	Insider Trading Policy	10-K	001-34756	19	January 30, 2025

21.1	List of Subsidiaries of the Registrant	—	—	—	—	X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	—	—	—	—	X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—	X

97	Tesla, Inc. Clawback Policy	10-K	001-34756	97	January 29, 2024

101.INS	Inline XBRL Instance Document	—	—	—	—	X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*Furnished herewith
**Indicates a management contract or compensatory plan or arrangement
†Confidential treatment has been requested for portions of this exhibit
††Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
(1)The Registrant has excluded from the exhibits long-term debt that does not exceed 10 percent of the Company’s total assets and agrees to furnish a copy of the instrument to the Commission upon request.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla, Inc.
Date: January 28, 2026
/s/ Elon Musk
Elon Musk
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elon Musk	Chief Executive Officer and Director (Principal Executive Officer)	January 28, 2026
Elon Musk

/s/ Vaibhav Taneja	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 28, 2026
Vaibhav Taneja

/s/ Robyn Denholm	Director	January 28, 2026
Robyn Denholm

/s/ Ira Ehrenpreis	Director	January 28, 2026
Ira Ehrenpreis

/s/ Joseph Gebbia	Director	January 28, 2026
Joseph Gebbia

/s/ Jack Hartung	Director	January 28, 2026
Jack Hartung

/s/ James Murdoch	Director	January 28, 2026
James Murdoch

/s/ Kimbal Musk	Director	January 28, 2026
Kimbal Musk

/s/ JB Straubel	Director	January 28, 2026
JB Straubel

/s/ Kathleen Wilson-Thompson	Director	January 28, 2026
Kathleen Wilson-Thompson