Form 10-Q
period 2026-03-31
Tesla, Inc.
filed 2026-04-23
CIK 1318605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 16, 2026, there were 3,755,723,871 shares of the registrant’s common stock outstanding.

TESLA, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tesla, Inc.
Consolidated Balance Sheets
(in millions, except per share data)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$16,603	$16,513
Short-term investments	28,140	27,546
Accounts receivable, net	3,959	4,576
Inventory	14,434	12,392
Prepaid expenses and other current assets	6,612	7,615
Total current assets	69,748	68,642
Operating lease vehicles, net	4,530	4,912
Energy generation and storage systems, net	4,565	4,604
Property, plant and equipment, net	43,213	40,643
Operating lease right-of-use assets	6,332	6,027
Digital assets	786	1,008
Deferred tax assets	7,060	6,925
Other non-current assets	7,490	5,045
Total assets	$143,724	$137,806
Liabilities
Current liabilities
Accounts payable	$14,696	$13,371
Accrued liabilities and other	14,554	13,279
Deferred revenue	3,441	3,424
Current portion of debt and finance leases	1,447	1,640
Total current liabilities	34,138	31,714
Debt and finance leases, net of current portion	7,782	6,736
Deferred revenue, net of current portion	3,847	3,631
Other long-term liabilities	13,155	12,860
Total liabilities	58,922	54,941
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests in subsidiaries	57	58
Equity
Stockholders’ equity
Preferred stock; $0.001 par value; 100 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 6,000 shares authorized; 3,755 and 3,751 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	44,299	42,770
Accumulated other comprehensive income	334	361
Retained earnings	39,480	39,003
Total stockholders’ equity	84,116	82,137
Noncontrolling interests in subsidiaries	629	670
Total liabilities and equity	$143,724	$137,806
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
Automotive sales	$15,473	$12,925
Automotive regulatory credits	380	595
Automotive leasing	381	447
Total automotive revenues	16,234	13,967
Energy generation and storage	2,408	2,730
Services and other	3,745	2,638
Total revenues	22,387	19,335
Cost of revenues
Automotive sales	12,616	11,461
Automotive leasing	196	239
Total automotive cost of revenues	12,812	11,700
Energy generation and storage	1,456	1,945
Services and other	3,399	2,537
Total cost of revenues	17,667	16,182
Gross profit	4,720	3,153
Operating expenses
Research and development	1,946	1,409
Selling, general and administrative	1,833	1,251
Restructuring and other	—	94
Total operating expenses	3,779	2,754
Income from operations	941	399
Interest income	434	400
Interest expense	(92)	(91)
Other expense, net	(535)	(119)
Income before income taxes	748	589
Provision for income taxes	257	169
Net income	491	420
Net income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	14	11
Net income attributable to common stockholders	$477	$409

Net income per share of common stock attributable to common stockholders
Basic	$0.15	$0.13
Diluted	$0.13	$0.12
Weighted average shares used in computing net income per share of common stock
Basic	3,234	3,218
Diluted	3,538	3,521
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$491	$420
Other comprehensive (loss) income:
Foreign currency translation adjustment	(17)	251
Unrealized net loss on short-term investments, net of tax	(10)	(5)
Total other comprehensive (loss) income:	(27)	246
Comprehensive income	464	666
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	14	11
Comprehensive income attributable to common stockholders	$450	$655
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
(in millions)
(unaudited)

Three Months Ended March 31, 2026	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of December 31, 2025	$58	3,751	$3	$42,770	$361	$39,003	$82,137	$670	$82,807
Issuance of common stock for equity incentive awards	—	4	—	361	—	—	361	—	361
Stock-based compensation	—	—	—	1,093	—	—	1,093	—	1,093
Distributions to noncontrolling interests	(2)	—	—	—	—	—	—	(54)	(54)
Shareholder settlement, net of $23 tax	—	—	—	75	—	—	75	—	75
Net income	1	—	—	—	—	477	477	13	490
Other comprehensive loss	—	—	—	—	(27)	—	(27)	—	(27)
Balance as of March 31, 2026	$57	3,755	$3	$44,299	$334	$39,480	$84,116	$629	$84,745

Three Months Ended March 31, 2025	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of December 31, 2024	$63	3,216	$3	$38,371	$(670)	$35,209	$72,913	$704	$73,617
Issuance of common stock for equity incentive awards	—	4	—	313	—	—	313	—	313
Stock-based compensation	—	—	—	662	—	—	662	—	662
Distributions to noncontrolling interests	(2)	—	—	—	—	—	—	(11)	(11)
Shareholder settlement, net	—	—	—	110	—	—	110	—	110
Net income	1	—	—	—	—	409	409	10	419
Other comprehensive income	—	—	—	—	246	—	246	—	246
Balance as of March 31, 2025	$62	3,220	$3	$39,456	$(424)	$35,618	$74,653	$703	$75,356
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$491	$420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	1,590	1,447
Stock-based compensation	1,030	573
Inventory write-downs	77	112
Foreign currency transaction net unrealized loss	287	30
Deferred income taxes	(136)	(43)
Digital assets loss, net	222	125
Non-cash interest and other operating activities	1	46
Changes in operating assets and liabilities:
Accounts receivable	561	630
Inventory	(2,255)	(1,704)
Operating lease vehicles	174	(76)
Prepaid expenses and other assets	231	(419)
Accounts payable, accrued and other liabilities	1,401	706
Deferred revenue	263	309
Net cash provided by operating activities	3,937	2,156
Cash Flows from Investing Activities
Purchases of property and equipment excluding finance leases, net of sales	(2,493)	(1,492)
Purchase of SpaceX equity investment	(2,002)	—
Purchases of short-term investments	(8,318)	(6,015)
Proceeds from maturities of short-term investments	7,790	5,856
Net cash used in investing activities	(5,023)	(1,651)
Cash Flows from Financing Activities
Proceeds from issuances of debt	4,331	625
Repayments of debt	(3,530)	(1,301)
Proceeds from exercises of stock options and other stock issuances	361	313
Principal payments on finance leases	(18)	(48)
Proceeds received from directors in shareholder settlement	—	277
Recovery (payment) of legal fees associated with shareholder settlement	98	(176)
Distributions paid to noncontrolling interests in subsidiaries	(70)	(22)
Net cash provided by (used in) financing activities	1,172	(332)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(47)	40
Net increase in cash and cash equivalents and restricted cash	39	213
Cash and cash equivalents and restricted cash, beginning of period	17,616	17,037
Cash and cash equivalents and restricted cash, end of period	$17,655	$17,250
Supplemental Non-Cash Investing and Financing Activities
Acquisitions of property and equipment included in liabilities	$2,814	$1,581
Leased assets obtained in exchange for finance lease liabilities	$6	$—
Leased assets obtained in exchange for operating lease liabilities	$565	$342
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Notes to Consolidated Financial Statements
(unaudited)
Note 1 – Summary of Significant Accounting Policies
Unaudited Interim Financial Statements
The consolidated financial statements of Tesla, Inc. (“Tesla”, the “Company”, “we”, “us” or “our”), including the consolidated balance sheet as of March 31, 2026, the consolidated statements of operations, the consolidated statements of comprehensive income, the consolidated statements of redeemable noncontrolling interests and equity, and the consolidated statements of cash flows for the three months ended March 31, 2026 and 2025, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Revenue Recognition
Revenue by source
The following table disaggregates our revenue by major source (in millions):

	Three Months Ended March 31,
	2026	2025
Automotive sales	$15,473	$12,925
Automotive regulatory credits	380	595
Energy generation and storage sales	2,305	2,621
Services and other	3,745	2,638
Total revenues from sales and services	21,903	18,779
Automotive leasing	381	447
Energy generation and storage leasing	103	109
Total revenues	$22,387	$19,335
Automotive Segment
Automotive Sales
Deferred revenue related to internet connectivity, access to our Full Self-Driving (“FSD”) (Supervised) features and their ongoing maintenance, free Supercharging programs and over-the-air software updates primarily on automotive sales amounted to $4.00 billion and $3.87 billion as of March 31, 2026 and December 31, 2025, respectively.

Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Revenue recognized from the deferred revenue balances as of December 31, 2025 and 2024 was $218 million and $258 million for the three months ended March 31, 2026 and 2025, respectively. Of the total deferred revenue balance as of March 31, 2026, we expect to recognize $941 million of revenue in the next 12 months. The remaining balance will be recognized at the time of transfer of control of the product or over the performance period.
We have financing receivables on our consolidated balance sheets related to loans we provide for financing our automotive deliveries. As of March 31, 2026 and December 31, 2025, we had current net financing receivables of $243 million and $247 million, respectively, in Accounts receivable, net, and $506 million and $554 million, respectively, in Other non-current assets for the long-term portion.
We offer resale value guarantees to our commercial banking partners in connection with certain vehicle leasing programs. Under these programs, we originate the lease with our end customer and immediately transfer the lease and the underlying vehicle to our commercial banking partner, with the transaction being accounted for as a sale under ASC 606, Revenue from Contracts with Customers.
We receive upfront payment for the vehicle, do not bear casualty and credit risks during the lease term, and we provide a guarantee capped to a limit if they are unable to sell the vehicle at or above the vehicle’s contractual or determined residual value at the end of the lease term. We estimate a guarantee liability in accordance with ASC 460, Guarantees and record it within other liabilities on our consolidated balance sheets. On a quarterly basis, we assess the estimated market value of vehicles sold under these programs to determine whether there have been changes to the amount of expected resale value guarantee liabilities. As we accumulate more data related to the resale values of our vehicles or as market conditions change, there may be material changes to their estimated values. The total recorded guarantee liabilities on vehicles sold under these programs were immaterial as of March 31, 2026 and December 31, 2025. Our maximum exposure on the guarantees we provide if they are unable to sell the vehicle at or above the vehicle’s contractual residual value at the end of the lease term was $3.67 billion and $3.45 billion as of March 31, 2026 and December 31, 2025, respectively.
Automotive Regulatory Credits
As of March 31, 2026, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $303 million. Of this amount, we expect to recognize $198 million in the next 12 months and the rest over the remaining performance obligation period. Changes in regulations on automotive regulatory credits may significantly impact our remaining performance obligations and revenue to be recognized under these contracts. Recent governmental and regulatory actions have restricted certain regulatory credit programs tied to our products.
Automotive Leasing Revenue
Direct Sales-Type Leasing Program
Lease receivables relating to sales-type leases are presented on the consolidated balance sheets as follows (in millions):

	March 31, 2026	December 31, 2025
Gross lease receivables	$205	$259
Unearned interest income	(10)	(14)
Allowance for expected credit losses	(4)	(5)
Net investment in sales-type leases	$191	$240

Reported as:
Prepaid expenses and other current assets	$116	$130
Other non-current assets	75	110
Net investment in sales-type leases	$191	$240

Energy Generation and Storage Segment
Energy Generation and Storage Sales
We record as deferred revenue any non-refundable amounts that are primarily related to prepayments from customers, which is recognized as revenue as or when the performance obligations are satisfied. As of March 31, 2026 and December 31, 2025, deferred revenue related to such customer payments amounted to $2.17 billion and $2.04 billion, respectively, mainly due to contractual payment terms. Revenue recognized from the deferred revenue balances as of December 31, 2025 and 2024 was $781 million and $623 million for the three months ended March 31, 2026 and 2025, respectively. We have elected the practical expedient to omit disclosure of the amount of the transaction price allocated to remaining performance obligations for contracts with an original expected contract length of one year or less and the amount that we have the right to invoice when that amount corresponds directly with the value of the performance to date. As of March 31, 2026, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $10.15 billion. Of this amount, we expect to recognize $5.02 billion in the next 12 months and the rest over the remaining performance obligation period. Changes in government and economic incentives or tariffs may impact the transaction price or our ability to execute these existing contracts.
We have financing receivables on our consolidated balance sheets related to loans we provide for financing our energy products. As of March 31, 2026 and December 31, 2025, we had current net financing receivables of $39 million and $38 million, respectively, in Accounts receivable, net, and $722 million and $731 million, respectively, in Other non-current assets for the long-term portion.
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
Net Income per Share of Common Stock Attributable to Common Stockholders
Restricted stock awards will be excluded from the computation of diluted weighted average shares until the shares have been deemed to be earned. The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income per share of common stock attributable to common stockholders (in millions):

	Three Months Ended March 31,
	2026	2025
Weighted average shares used in computing net income per share of common stock, basic	3,234	3,218
Add: Stock-based awards	304	303
Weighted average shares used in computing net income per share of common stock, diluted	3,538	3,521

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common stock attributable to common stockholders, because their effect was anti-dilutive (in millions):

	Three Months Ended March 31,
	2026	2025
Stock-based awards	7	13
Restricted Cash
Our total cash and cash equivalents and restricted cash, as presented in the consolidated statements of cash flows, was as follows (in millions):

	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
Cash and cash equivalents	$16,603	$16,513	$16,352	$16,139
Restricted cash included in prepaid expenses and other current assets	327	389	415	494
Restricted cash included in other non-current assets	725	714	483	404
Total as presented in the consolidated statements of cash flows	$17,655	$17,616	$17,250	$17,037
SpaceX Equity Investment
We are presumed to have significant influence over our equity method investment in SpaceX under ASC 323, Equity Method Investments and Joint Ventures, as our CEO also serves as the CEO of SpaceX but as we do not have control over the investee, we have elected the fair value option in accordance with ASC 825, Financial Instruments, to provide a more relevant measure of the investment’s current economic value to financial statement users. The fair value is determined on a quarterly basis in accordance with ASC 820, Fair Value Measurement, based on market observable inputs. The equity investment is presented within Other non-current assets on our consolidated balance sheet. Realized and unrealized gains and losses are recorded to Other expense, net in our consolidated statement of operations. See Note 12, Related Party Transactions, for further information regarding our equity investment.
Accounts Receivable and Allowance for Doubtful Accounts
Depending on the day of the week on which the end of a fiscal quarter falls, our accounts receivable balance may fluctuate as we are waiting for certain customer payments to clear through our banking institutions and receipts of payments from our financing partners, which can take up to approximately two weeks based on the contractual payment terms with such partners. Our accounts receivable balances associated with sales of energy storage products are dependent on billing milestones and payment terms negotiated for each contract, and our accounts receivable balances associated with our sales of regulatory credits are dependent on contractual payment terms. These various factors may have a significant impact on our accounts receivable balance from period to period. As of March 31, 2026 and December 31, 2025, government rebates receivable was $144 million and $108 million, respectively, in Accounts receivable, net.
Financing Receivables
As of March 31, 2026 and December 31, 2025, the vast majority of our financing receivables were at current status with an immaterial balance being past due. As of March 31, 2026 and December 31, 2025, the majority of our financing receivables, excluding MyPower notes receivable, were originated in the past four years.
As of March 31, 2026 and December 31, 2025, the total outstanding balance of MyPower customer notes receivable, net of allowance for expected credit losses, was $238 million and $241 million, respectively, of which immaterial amounts were due in the next 12 months. As of March 31, 2026 and December 31, 2025, the allowance for expected credit losses was $24 million and $26 million, respectively.

Concentration of Risk
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, short-term investments, restricted cash, accounts receivable and other finance receivables. Our cash and short-term investments balances are primarily on deposit at high credit quality financial institutions or invested in highly rated, investment-grade securities. These deposits are typically in excess of insured limits. As of March 31, 2026 and December 31, 2025, no entity represented 10% or more of our total receivables balance.
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
Warranties
Accrued warranty activity consisted of the following (in millions):

	Three Months Ended March 31,
	2026	2025
Accrued warranty - beginning of period	$8,607	$6,716
Warranty costs incurred	(468)	(392)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	(175)	347
Provision for warranty	508	543
Accrued warranty - end of period	$8,472	$7,214
Recent Accounting Pronouncements
Recently issued accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. We are currently evaluating the provisions of this ASU and expect this ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU simplifies the capitalization guidance by removing all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout ASC 350-40. The ASU is effective for annual periods beginning after December 15, 2027, and interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date; or following a modified transition approach that is based on the status of the respective projects and whether software costs were capitalized before the date of adoption; or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

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
Recently adopted accounting pronouncements
ASU 2025-05
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. We adopted this ASU on a prospective basis effective January 1, 2026. While this ASU was adopted, we did not elect practical expedient permitted under this ASU. Therefore, the adoption has no impact on our consolidated financial statements.
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

	March 31, 2026				December 31, 2025
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Certificates of deposit and time deposits	$13,397	$—	$13,397	$—	$14,600	$—	$14,600	$—
U.S. government securities	7,936	—	7,936	—	7,321	—	7,321	—
Commercial paper	6,804	—	6,804	—	5,617	—	5,617	—
Money market funds	2,133	2,133		—	1,890	1,890	—	—
SpaceX equity investment	2,002	—	2,002	—	—	—	—	—
Digital assets (1)	786	786	—	—	1,008	1,008	—	—
Corporate debt securities	3	—	3	—	8	—	8	—
Total	$33,061	$2,919	$30,142	$—	$30,444	$2,898	$27,546	$—
(1)As of March 31, 2026 and December 31, 2025, the majority of our digital assets were comprised of 11,509 units of Bitcoin held at an acquisition cost of $386 million.
Our cash, cash equivalents and short-term investments classified by security type as of March 31, 2026 and December 31, 2025 consisted of the following (in millions):

	March 31, 2026
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$14,470	$—	$—	$14,470	$14,470	$—
Certificates of deposit and time deposits	13,398	—	(1)	13,397	—	13,397
U.S. government securities	7,942	2	(8)	7,936	—	7,936
Commercial paper	6,808	—	(4)	6,804	—	6,804
Money market funds	2,133	—	—	2,133	2,133	—
Corporate debt securities	3	—	—	3	—	3
Total cash, cash equivalents and short-term investments	$44,754	$2	$(13)	$44,743	$16,603	$28,140

	December 31, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$14,623	$—	$—	$14,623	$14,623	$—
Certificates of deposit and time deposits	14,598	2	—	14,600	—	14,600
U.S. government securities	7,318	5	(2)	7,321	—	7,321
Commercial paper	5,619	—	(2)	5,617	—	5,617
Money market funds	1,890	—	—	1,890	1,890	—
Corporate debt securities	8	—	—	8	—	8
Total cash, cash equivalents and short-term investments	$44,056	$7	$(4)	$44,059	$16,513	$27,546
As of March 31, 2026 and December 31, 2025, short-term investments held and restricted for our insurance business were $282 million and $254 million, respectively.
As of March 31, 2026, the majority of our short-term investments had contractual maturity dates within one year.

Disclosure of Fair Values
Our financial instruments that are not re-measured at fair value include accounts receivable, financing receivables, other receivables, accounts payable, accrued liabilities, customer deposits and debt. The carrying values of these financial instruments materially approximate their fair values.
Note 3 – Inventory
Our inventory consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Raw materials	$4,310	$4,522
Work in process	1,922	1,725
Finished goods (1)	6,842	4,849
Service parts	1,360	1,296
Total	$14,434	$12,392
(1)Finished goods inventory includes products-in-transit to fulfill customer orders, new vehicles, used vehicles and energy products available for sale.
We write-down inventory for any excess or obsolete inventory or when we believe that the net realizable value of inventory is less than the carrying value. During the three months ended March 31, 2026 and 2025, we recorded write-downs of $77 million and $79 million, respectively, in Cost of revenues in the consolidated statements of operations.
Note 4 – Property, Plant and Equipment, Net
Our property, plant and equipment, net, consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Machinery, equipment, vehicles and office furniture	$21,788	$20,864
Land and buildings	12,558	11,837
AI infrastructure	7,690	6,816
Tooling	4,924	4,868
Leasehold improvements	4,608	4,439
Computer equipment, hardware and software	3,367	3,206
Construction in progress	9,629	8,786
Property, plant and equipment	64,564	60,816
Less: Accumulated depreciation	(21,351)	(20,173)
Property, plant and equipment, net	$43,213	$40,643
Construction in progress is primarily comprised of ongoing construction and expansion of our facilities, equipment and tooling related to the manufacturing of our products as well as AI-related assets which have not yet been placed in service.
Depreciation expense during the three months ended March 31, 2026 and 2025 was $1.34 billion and $1.15 billion, respectively.

Note 5 – Accrued Liabilities and Other
Our accrued liabilities and other current liabilities consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Accrued purchases (1)	$3,181	$2,577
Accrued warranty reserve, current portion	2,444	2,475
Payroll and related costs	1,884	1,907
Customer deposits	1,742	1,311
Taxes payable (2)	1,613	1,594
Operating lease liabilities, current portion	988	954
Sales return reserve, current portion	571	529
Other current liabilities	2,131	1,932
Total	$14,554	$13,279
(1)Accrued purchases primarily reflects goods received and services incurred for which we had not yet been invoiced. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.
(2)Taxes payable primarily includes income tax, value added tax, sales tax, property tax and use tax payables.
Note 6 – Other Long-Term Liabilities
Our other long-term liabilities consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Accrued warranty reserve	$6,028	$6,132
Operating lease liabilities	5,673	5,389
Other non-current liabilities	1,454	1,339
Total other long-term liabilities	$13,155	$12,860
Note 7 – Debt
The following is a summary of our debt and finance leases as of March 31, 2026 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Unused Committed Amount (1)	Contractual Interest Rates	Contractual Maturity Date
	Current	Long-Term
Recourse debt:
RCF Credit Agreement	$—	$—	$—	$5,000	Not applicable	January 2028
Other	—	2	2	—	5.45-5.75%	March 2030-January 2031
Total recourse debt	—	2	2	5,000
Non-recourse debt:
Automotive Asset-backed Notes	1,319	1,417	2,746	—	2.52-6.57%	June 2027-June 2035
China Working Capital Facility	—	5,794	5,794	—	2.01-2.11%	September 2026-March 2027 (2)
Energy Asset-backed Notes	44	331	379	—	5.08-6.25%	June 2050
Cash Equity Debt	11	101	118	—	5.25%	July 2034
Total non-recourse debt	1,374	7,643	9,037	—
Total debt	1,374	7,645	$9,039	$5,000
Finance leases	73	137
Total debt and finance leases	$1,447	$7,782

The following is a summary of our debt and finance leases as of December 31, 2025 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Unused Committed Amount (1)	Contractual Interest Rates	Contractual Maturity Date
	Current	Long-Term
Recourse debt:
RCF Credit Agreement	$—	$—	$—	$5,000	Not applicable	January 2028
Other	1	2	3	—	4.70-5.75%	January 2026-January 2031
Total recourse debt	1	2	3	5,000
Non-recourse debt:
Automotive Asset-backed Notes	1,492	1,745	3,249	—	2.47-6.57%	October 2026-June 2035
China Working Capital Facility	—	4,288	4,288	1,429	2.01-2.11%	March 2026-December 2026 (2)
Energy Asset-backed Notes	55	337	397	—	5.08-6.25%	June 2050
Cash Equity Debt	21	212	240	—	5.25-5.81%	July 2034-January 2035
Total non-recourse debt	1,568	6,582	8,174	1,429
Total debt	1,569	6,584	$8,177	$6,429
Finance leases	71	152
Total debt and finance leases	$1,640	$6,736
(1)Refer to the notes to the consolidated financial statements included in our reporting on Form 10-K for the year ended December 31, 2025 for restrictions on draw-down or use for general corporate purposes with respect to any available committed funds under our debt facilities, as applicable.
(2)As we have the intent and ability to refinance the loan on a long-term basis, we classify it as Debt and finance leases, net of current portion in the consolidated balance sheets.
Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to debt discounts or deferred issuance costs. As of March 31, 2026, we were in material compliance with all financial debt covenants.
Warehouse Agreement
In the first quarter of 2026, we entered into an uncommitted revolving Loan and Security Agreement (the "Warehouse Agreement") with a syndicate of banks. Under the Warehouse Agreement, we may borrow up to $1.50 billion in total principal amount which is secured by certain financing receivables and/or beneficial interests related to certain leased vehicles. Subject to extension in accordance with the terms of the Warehouse Agreement, the ability to draw under the Warehouse Agreement expires in March 2027, and the maturity date for borrowings is the earlier of the end of the underlying lease and loan terms or March 2034. Amounts drawn under the Warehouse Agreement bear interest at a rate equal to SOFR plus 0.65% to 1.00%. As of March 31, 2026, we have no borrowings outstanding under the Warehouse Agreement.
We are subject to certain conditions and limitations, including advance rate limits, a required reserve account, various performance triggers and excess concentration limits.
Note 8 – Equity Incentive Plans
2025 CEO Interim Award
Following the Delaware Supreme Court’s decision reversing the Court of Chancery’s rescission order and reinstating the performance-based stock option award our CEO was granted by the Company on January 21, 2018 (the “2018 CEO Performance Award”), on March 18, 2026 the Court of Chancery entered a final order implementing such reversal. On April 21, 2026 the Board approved the determination that the final order and judgment allowing our CEO to exercise the 2018 CEO Performance Award in full constituted a Tornetta Decision Event (as defined in the restricted stock award granted to our CEO on August 3, 2025 (the “2025 CEO Interim Award”), resulting in the immediate forfeiture of the 2025 CEO Interim Award by our CEO. These actions are consistent with the “no double dip” principle, which precludes Mr. Musk from getting a windfall in the event that he may exercise the 2018 CEO Performance Award. As of March 31, 2026, no stock-based compensation expense was recognized related to the 2025 CEO Interim Award.

2026 Implementation Agreement
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, a special committee of the Board consisting of disinterested directors Robyn Denholm and Kathleen Wilson-Thompson (the “Special Committee”), consistent with its purpose, reconvened to consider, evaluate and determine all aspects of the retention and incentivization of our chief executive officer, Mr. Elon Musk, and any methods, approaches or manners for doing so, including with respect to the 2025 CEO Interim Award and the 2018 CEO Performance Award.
As a result of the foregoing events, the Special Committee considered the impact of the potential exercise of the 2018 CEO Performance Award on the Company. The Special Committee considered a number of factors, including the negative impact on the Company resulting from the likely sale of a significant number of shares of the Company’s stock to cover the exercise price and tax obligations. On April 17, 2026, the Special Committee recommended and on April 21, 2026 (the “effective date”), the Board (with Mr. Elon Musk and Mr. Kimbal Musk recused) approved the Company’s entry into the Implementation Agreement, implementing a process for Mr. Musk’s exercise of the 2018 CEO Performance Award that the Board determined is in the best interests of the Company and intended to mitigate any negative impact of significant share sales on the Company.
The Implementation Agreement provides Mr. Musk with no additional economic benefit and incorporates features similar to those in the performance-based restricted stock granted to our CEO in 2025 (the “2025 CEO Performance Award”) and the 2025 CEO Interim Award that were each designed and approved by the Special Committee to retain and incentivize Mr. Musk. Consequently, the Implementation Agreement (i) focuses on retaining Mr. Musk’s continued service at a critical time for the Company and restricts the timing of Mr. Musk’s access to the economics associated with the 2018 CEO Performance Award by imposing a service-based vesting condition on restricted shares of common stock (the “Restricted Shares”) to be issued to Mr. Musk upon exercise of the 2018 CEO Performance Award, requiring him to remain in continuous service as CEO or as an executive officer responsible for product development or operations (as approved by the Board’s disinterested directors) through January 19, 2028, and by commencing the five-year holding period on such vesting date (rather than the exercise date), (ii) provides that Mr. Musk may satisfy the exercise price of the 2018 CEO Performance Award by electing net settlement by the Company or paying cash, and (iii) provides for cooperation between the Company and Mr. Musk to create a mutually-agreeable plan to address satisfaction of applicable tax obligations between the Company and Mr. Musk, thus providing a path to mitigate potential negative impacts on the Company.
We assessed whether there is any incremental fair value that needs to be recognized as a result of the Implementation Agreement. As of the effective date, we determined that the fair value of the original stock option awards immediately before the effective date was greater than the fair value of the Restricted Shares after the effective date. The stock options underlying the 2018 CEO Performance Award were fully vested and their grant-date fair value has already been fully recognized. As such, no incremental stock-based compensation expense will be recorded during the service period of the award.
2025 CEO Performance Award
On September 3, 2025 (the “2025 CEO Performance Award Grant Date”), the Board of Directors granted the 2025 CEO Performance Award to our CEO, consisting of approximately 423.7 million shares of performance-based restricted stock to our CEO, which was approved on November 6, 2025 by our shareholders (the “2025 CEO Performance Award Accounting Grant Date”).

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
Stock-based compensation expense recognition commences when an operational milestone is considered probable of achievement regardless of the progress made towards achieving the next market capitalization milestone. The probability of meeting an operational milestone is based on a subjective assessment of the product roadmap, regulatory environment, industry and adoption trends, competitive environment, macroeconomic conditions and risks, and our future financial projections, among other estimates and assumptions. These inputs, which are subjective and generally require significant judgment, are based on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. As of March 31, 2026, we determined that the operational milestone involving the delivery of 20 million Tesla vehicles, is probable over the term of the award based on our current assumptions.
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
As of March 31, 2026, based on our current estimate of the achievement date, we had unrecognized stock-based compensation expense of $9.97 billion for the operational milestone that was considered probable of achievement over the term of the award, which we expect to be recognized over 9.4 years. As of March 31, 2026, we had unrecognized stock-based compensation expense of $105.82 billion to $120.37 billion for the operational milestones that were considered not probable of achievement. For the three months ended March 31, 2026, we recorded stock-based compensation expense of $260 million related to the 2025 CEO Performance Award.
Other Performance-Based Grants
From time to time, the Compensation Committee of our Board of Directors grants certain employees performance-based restricted stock units and stock options.
As of March 31, 2026, we had unrecognized stock-based compensation expense of $1.84 billion under these grants to purchase or receive an aggregate 13.6 million shares of our common stock. For awards probable of achievement, we estimate the unrecognized stock-based compensation expense of $721 million will be recognized over a weighted-average period of 3.1 years.
For the three months ended March 31, 2026 and 2025, we recorded $136 million and an immaterial amount, respectively, of stock-based compensation expense related to these grants, net of forfeitures, primarily in Research and development in the consolidated statements of operations.

Summary Stock-Based Compensation Information
The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$227	$209
Research and development	421	277
Selling, general and administrative	382	87
Total	$1,030	$573
Note 9 – Income Taxes
Our effective tax rate was 34% for the three months ended March 31, 2026 compared to 29% for the three months ended March 31, 2025. The change in our effective tax rate was primarily due to changes in the mix of our jurisdictional earnings and the non-deductibility of stock-based compensation expense related to the 2025 CEO Performance Award.
Our effective tax rates for the three months ended March 31, 2026 and 2025 as compared to the U.S. federal statutory rate of 21% were primarily impacted by the mix of our jurisdictional earnings subject to different tax rates, tax deduction limitations on executive compensation expense, valuation allowances on our deferred tax assets, and benefits from our U.S. research and development credits and manufacturing production credits.
Note 10 – Commitments and Contingencies
Tariffs
In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). As a result of this ruling, we may be eligible for a refund of tariffs previously paid on imported goods. As the recoverability and timing of any such refund remains uncertain, we have not recognized a receivable and corresponding offset to expense or asset as of March 31, 2026 and will not until such amounts are realized or realizable. We continue to monitor these developments and their potential impact on our results of operations, including reduction of revenue for any potential refunds to certain energy storage customers for which a contractual obligation exists.
Legal Proceedings
Litigation Related to Directors’ Compensation
On June 17, 2020, a purported Tesla stockholder filed a derivative action in the Delaware Court of Chancery, purportedly on behalf of Tesla, against certain of Tesla’s current and former directors regarding compensation awards granted to Tesla’s directors, other than Elon Musk, between 2017 and 2020. The suit asserted claims for breach of fiduciary duty and unjust enrichment and seeks declaratory and injunctive relief, unspecified damages and other relief. Defendants filed their answer on September 17, 2020.
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
The Company disagreed with the amount of attorneys’ fees awarded by the court. On February 10, 2025, Tesla appealed the attorneys’ fee award amount to the Delaware Supreme Court. Tesla did not appeal the Delaware Court of Chancery’s approval of the underlying settlement. Also on February 10, 2025, a single shareholder appealed the approval of the settlement. This shareholder’s appeal did not seek to alter any material terms (e.g., financial contributions or the defendants’ obligations under the Settlement Agreement). The Delaware Court of Chancery had previously rejected this shareholder’s objections when approving the Settlement Agreement. On January 30, 2026, the Delaware Supreme Court affirmed the Court of Chancery’s approval of the settlement agreement, resolving the derivative claims related to board compensation. The Court then significantly reduced the attorney fee award from $176 million to $71 million.

Because neither Tesla’s appeal nor the shareholder’s appeal sought to vacate the Settlement Agreement or materially modify its terms, the Company implemented the provisions of the Settlement Agreement in May 2025 by cancelling the options requiring cancellation under its terms.
In connection with the settlement, Tesla received $277 million from certain directors and paid Plaintiff’s counsel fees of $176 million (which, as noted above, the Company appealed) in the three months ended March 31, 2025. We recorded a $31 million reversal of previously recognized stock-based compensation expense in association with the returned awards and increased our provision for income taxes in relation to the return of directors’ compensation. As the settlement was an equity transaction, the net impact to additional paid-in-capital was $110 million in the three months ended March 31, 2025. Following the January 30, 2026 decision by the Delaware Supreme Court, the reduction of attorneys’ fees are recorded to additional paid-in-capital.
Litigation Relating to Potential Going Private Transaction
Between October 17, 2018 and March 8, 2021, seven derivative lawsuits were filed in the Delaware Court of Chancery, purportedly on behalf of Tesla, against Mr. Musk and the members of Tesla’s board of directors, as constituted at relevant times, in relation to statements made and actions connected to a potential going private transaction, with certain of the lawsuits challenging additional Twitter posts by Mr. Musk, among other things. Several of those actions were consolidated. In addition to these cases, two derivative lawsuits were filed on October 25, 2018 and February 11, 2019 in the U.S. District Court for the District of Delaware, purportedly on behalf of Tesla, against Mr. Musk and the members of the Tesla board of directors as then constituted. All of these cases have been dismissed through stipulations and orders.
On October 21, 2022, a lawsuit was filed in the Delaware Court of Chancery by a purported shareholder of Tesla alleging, among other things, that board members breached their fiduciary duties in connection with their oversight of the Company’s 2018 settlement with the SEC, as amended. Among other things, the plaintiff sought reforms to the Company’s corporate governance and internal procedures, unspecified damages, and attorneys’ fees. On March 30, 2026, the plaintiff voluntarily dismissed the case.
Certain Derivative Lawsuits in Delaware
Before converting from a Delaware to Texas corporation on June 13, 2024, three separate derivative actions brought by purported Tesla stockholders were filed in the Delaware Court of Chancery on May 24, June 10 and June 13, 2024, purportedly on behalf of Tesla, against current and former directors regarding topics involving Elon Musk and others, X Corp. (formerly Twitter) and xAI. These suits asserted various claims, including breach of fiduciary duty and breach of contract, and sought unspecified damages and other relief. On August 6, 2024, the plaintiffs in these three actions moved to consolidate the matters into a single case. The Court consolidated two of the three cases. Tesla and the directors filed motions to dismiss, and oral argument on those motions occurred on October 22, 2025. On April 2, 2026, these cases were reassigned to a different judge. On April 13, 2026, the Court granted Tesla’s motions to dismiss and dismissed the cases.
Litigation and Investigations Relating to Alleged Discrimination and Harassment
We are also subject to various lawsuits that assert claims related to alleged discrimination and harassment. For example, on February 9, 2022, the California Civil Rights Department (“CRD,” formerly “DFEH”) filed a civil complaint against Tesla in Alameda County, California Superior Court, alleging systemic race discrimination, hostile work environment and pay equity claims, among others. CRD’s amended complaint seeks monetary damages and injunctive relief. The trial is currently set for July 20, 2026. Additionally, on June 1, 2022, the Equal Employment Opportunity Commission (“EEOC”) issued a cause finding against Tesla that closely parallels the CRD’s allegations. On September 28, 2023, the EEOC filed a civil complaint against Tesla in the United States District Court for the Northern District of California asserting claims for race harassment and retaliation and seeking, among other things, monetary and injunctive relief. The case is in discovery with no trial date set. In another matter, on November 13, 2017, a putative class action was filed against Tesla in Alameda County Superior Court, alleging race discrimination, including allegations that Tesla created a hostile work environment by failing to take necessary steps to prevent race-based harassment and by failing to take corrective action once the alleged harassment occurred. On May 17, 2024, the court certified the case as a class action on limited issues, but on November 17, 2025, the court decertified the class. Trials of the three remaining named plaintiffs are scheduled to begin on May 11, 2026, and will proceed one after the other.
The Company intends to vigorously defend itself in these matters; however, we cannot predict the outcome or impact. We are unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, unless noted.

Other Litigation Related to Our Products and Services
We are also subject to various lawsuits that seek monetary and other injunctive relief. These lawsuits include proposed class actions and other consumer claims that allege, among other things, purported defects and misrepresentations related to our products and services. For example, on September 14, 2022, a proposed class action was filed against Tesla, Inc. and related entities in the U.S. District Court for the Northern District of California, alleging various claims about the Company’s driver assistance technology systems under state and federal law. This case was later consolidated with several other proposed class actions, and a Consolidated Amended Complaint was filed on October 28, 2022, which seeks damages and other relief on behalf of all persons who purchased or leased from Tesla between January 1, 2016, to the present. On March 22, 2023, the plaintiffs filed a motion for a preliminary injunction to order Tesla to (1) cease using the term “Full Self-Driving Capability” (FSD Capability), (2) cease the sale and activation of FSD Capability and deactivate FSD Capability on Tesla vehicles, and (3) provide certain notices to consumers about proposed court-findings about the accuracy of the use of the terms Autopilot and FSD Capability. Tesla opposed the motion. On September 30, 2023, the Court denied the request for a preliminary injunction, compelled four of five plaintiffs to arbitration, and dismissed the claims of the fifth plaintiff with leave to amend the complaint. On October 31, 2023, the remaining plaintiff filed an amended complaint, which Tesla moved to dismiss, and on May 15, 2024, the Court granted in part and denied in part Tesla’s motion. On May 6, 2025, the plaintiff filed a motion for class certification, which Tesla opposed, and on August 18, 2025, the Court certified a limited class comprised of California consumers who are not subject to an arbitration agreement. On September 1, 2025, Tesla filed a petition in the United States Court of Appeals for the Ninth Circuit for permission to appeal the class certification order, and on December 18, 2025, the Ninth Circuit granted Tesla’s petition. On January 5, 2026, the district court stayed the case pending resolution of the proceedings before the Ninth Circuit. Tesla filed its opening brief in the Ninth Circuit on March 12, 2026, and the plaintiff filed a response brief on April 13, 2026.
On August 4, 2025, a proposed class action was filed in the U.S. District Court Western District of Texas against Tesla, Inc., Elon Musk, and certain current and former Company executives. The complaint alleges that the defendants violated federal securities laws through alleged material misrepresentations in public filings regarding the effectiveness of Autopilot, Full-Self Driving (Supervised), and Robotaxi. The complaint seeks monetary damages and other relief on behalf of persons who purchased Tesla stock between April 19, 2023, and June 22, 2025. The plaintiffs filed an amended complaint on February 17, 2026, and Tesla moved to dismiss the amended complaint on April 20, 2026.
The Company intends to vigorously defend itself in these matters; however, we cannot predict the outcome or impact. We are unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, unless noted.
Benavides v. Tesla, Inc.
On August 1, 2025, a jury in the U.S. District Court for the Southern District of Florida reached a verdict in a product liability trial relating to certain allegations regarding the use of our Autopilot technology in a 2019 accident that resulted in a fatality and injuries. The jury awarded $129 million in total compensatory damages, finding the driver 67% at fault and the Company 33% at fault. The jury also awarded $200 million in punitive damages. On September 15, 2025, the Company filed a post-trial motion for judgment as a matter of law or, in the alternative, a new trial on all issues or an amended judgment to lesser compensatory and punitive damages. On February 19, 2026, the Court denied the Company’s post-trial motions, and on March 16, 2026, the Company filed a notice of appeal with the U.S. Court of Appeals for the Eleventh Circuit. Although we believe that the facts and law do not justify the damages awarded, the Company has recorded an immaterial accrual.
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
Note 11 – Variable Interest Entity Arrangements
The aggregate carrying values of the variable interest entities’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in millions):

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$91	$109
Accounts receivable, net	13	11
Prepaid expenses and other current assets	173	198
Total current assets	277	318
Operating lease vehicles, net	415	456
Energy generation and storage systems, net	2,146	2,177
Other non-current assets	154	183
Total assets	$2,992	$3,134
Liabilities
Current liabilities
Accrued liabilities and other	$32	$49
Deferred revenue	6	6
Current portion of debt and finance leases	1,189	1,364
Total current liabilities	1,227	1,419
Deferred revenue, net of current portion	59	60
Debt and finance leases, net of current portion	1,293	1,679
Total liabilities	$2,579	$3,158
Note 12 – Related Party Transactions
Tesla periodically does business with certain entities with which its CEO and directors are affiliated, such as SpaceX, The Boring Company and Redwood Materials, in accordance with our Related Person Transactions Policy. In the three months ended March 31, 2026, we recognized $87 million of revenues and $65 million of cost of revenues from SpaceX for its purchase of our Megapack products in the ordinary course of business. Other transactions with SpaceX and other related parties in the three months ended March 31, 2026 were immaterial. Transactions with related parties were immaterial for the three months ended March 31, 2025.

As previously disclosed and upon receiving the applicable regulatory approvals, the Company invested $2.00 billion in SpaceX common stock (formerly a preferred share investment in xAI) representing an ownership interest of less than 1% in March 2026. We have determined that under the applicable accounting standards, we are presumed to have significant influence over SpaceX and as such, we account for this investment using the equity method of accounting. Refer to Note 1, Summary of Significant Accounting Policies, regarding the fair value policy election in relation to the equity investment.
Note 13 – Segment Reporting and Information about Geographic Areas
We have two operating and reportable segments: (i) automotive and (ii) energy generation and storage. The following table presents revenues, cost of revenues and gross profit by reportable segment (in millions):

	Three Months Ended March 31,
	2026	2025
Automotive segment
Revenues	$19,979	$16,605
Cost of revenues (1)	$16,211	$14,237
Gross profit	$3,768	$2,368
Energy generation and storage segment
Revenues	$2,408	$2,730
Cost of revenues (2)	$1,456	$1,945
Gross profit	$952	$785
(1)Depreciation and amortization included in Cost of revenues for the automotive segment for the three months ended March 31, 2026 and 2025 was $1.02 billion and $954 million, respectively.
(2)Depreciation and amortization included in Cost of revenues for the energy generation and storage segment for the three months ended March 31, 2026 and 2025 was $95 million and $83 million, respectively.
The following table presents revenues by geographic area based on the sales location of our products (in millions):

	Three Months Ended March 31,
	2026	2025
United States	$10,677	$10,333
China	4,184	4,303
Other international	7,526	4,699
Total	$22,387	$19,335
The following table presents long-lived assets by geographic area (in millions):

	March 31, 2026	December 31, 2025
United States	$38,360	$35,847
Germany	4,750	4,775
Other international	4,668	4,625
Total	$47,778	$45,247
The following table presents inventory by reportable segment (in millions):

	March 31, 2026	December 31, 2025
Automotive	$10,880	$9,678
Energy generation and storage	3,554	2,714
Total	$14,434	$12,392

Note 14 – Subsequent Events
In April 2026, the Company entered into an agreement to acquire an AI hardware company for up to $2.00 billion in Tesla common stock and equity awards, of which approximately $1.8 billion is subject to certain service conditions and/or performance milestones dependent on the successful deployment of the company's technology.

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
As a result of rapidly evolving trade and fiscal policy and geopolitical conflicts, uncertainty in the automotive and energy markets continues, posing risks to our global supply chain and cost structure which could have a meaningfully adverse impact on demand for our products and our profitability. The current tariff regime will have a relatively larger impact on our energy generation and storage business compared to our automotive business. While we prepare for near-term challenges to our business under current policies, we are focused on long-term growth opportunities as we continue to make prudent investments.
In 2026, we produced approximately 408 thousand consumer vehicles and delivered approximately 358 thousand consumer vehicles through the first quarter. We are focused on profitable growth, further improving and deploying our FSD (Supervised) capabilities, including future autonomous capabilities through our purpose-built Robotaxi product, Cybercab, advancing our battery and AI compute technologies, vertically integrating and localizing our supply chain, and expanding our global infrastructure. We have continued to expand and refine our Robotaxi service after its June 2025 launch, capitalizing on our AI investments and scalable mobility infrastructure to advance a service-driven business model.
In 2026, we deployed 8.8 GWh of energy storage products through the first quarter. We are focused on ramping the production, increasing the market penetration of our energy storage products, developing our battery technologies and vertically integrating, localizing and expanding our supply chain.
During the three months ended March 31, 2026, we recognized total revenues of $22.39 billion, representing an increase of $3.05 billion compared to the same period in the prior year. During the three months ended March 31, 2026, our net income attributable to common stockholders was $477 million, representing an increase of $68 million compared to the same period in the prior year. We continue to ramp production and build and optimize our manufacturing capacity, expand our operations while focusing on further cost reductions and operational efficiencies, including through vertical integration of our battery and semiconductor supply chains, to enable increased deliveries and deployments of our products, and invest in research and development to accelerate our AI, software and fleet-based profits for further revenue growth.
We ended the first quarter of 2026 with $44.74 billion in cash and cash equivalents and short-term investments, representing an increase of $684 million from the end of 2025. Our cash flows provided by operating activities were $3.94 billion during the three months ended March 31, 2026, compared to $2.16 billion during the same period ended March 31, 2025, representing an increase of $1.78 billion. Capital expenditures amounted to $2.49 billion during the three months ended March 31, 2026, compared to $1.49 billion during the same period ended March 31, 2025, representing an increase of $1.00 billion. Overall growth has allowed our business to generally fund itself. As we make critical high-value investments in our AI initiatives and expand manufacturing capabilities, including for our semiconductor and Optimus businesses, we intend to manage the business such that we maintain a strong balance sheet and sufficient liquidity.

Management Opportunities, Challenges and Uncertainties and 2026 Outlook
Automotive and AI Enabled Products—Production
We are focused on growing and optimizing our manufacturing capacity, which includes capacity for manufacturing newer vehicle models and future vehicles utilizing aspects of our next generation platform, while maximizing production rate and efficiency at our Gigafactories. The next phase of production growth will be initiated by advances in autonomy and the introduction of new products, including those built on our next generation vehicle platform, as well as our ability to efficiently manufacture our own cells that we are developing to have high-volume output, lower capital and production costs and longer range. In the first quarter of 2026, we made significant progress towards these objectives as we began pilot production of Cybercab, as well as ramps across our new battery and material factories, including cathode material and lithium refining in Texas. Our goals are to improve vehicle performance, decrease production costs and increase affordability and customer awareness. We are also capitalizing on our strengths in real-world AI data to advance the development of Optimus, a general purpose, autonomous humanoid robot, as we make preparations and investments in large-scale production.
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
Automotive and AI Enabled Products—Demand, Sales and Deliveries and Supporting Infrastructure
Our cost reduction efforts, cost innovation strategies, and additional localized procurement and manufacturing are key to our vehicles’ affordability and have allowed us to competitively price our vehicles. We will also continue to generate demand by improving our vehicles’ performance and functionality, including through product offerings and features utilizing artificial intelligence such as FSD (Supervised) and other software, and delivering new vehicles and vehicle options. In addition, we believe the launch of our Robotaxi service unlocks the potential for significant business growth to advance a service-driven business model. We will continue to improve safety and profitability while scaling the network. In addition, we have been increasing awareness, and expanding our vehicle financing programs, including attractive leasing terms for our customers. We will also continue to work on developing our robotics offerings.
However, we operate in a cyclical industry that is sensitive to shifting consumer trends, geopolitical conflicts, political and regulatory uncertainty, including with respect to trade and the environment, all of which can be compounded by inflationary pressures, rising energy prices, interest rate fluctuations and the liquidity of enterprise customers. For example, as inflationary pressures increased across the markets in which we operate, central banks in developed countries raised interest rates rapidly and substantially, which impacted the affordability of vehicle lease and finance arrangements. Further, sales of vehicles in the automotive industry also tend to be cyclical in many markets, which may expose us to increased volatility as we expand and adjust our operations. Moreover, as additional competitors enter the marketplace and help bring the world closer to sustainable transportation, we will have to adjust and continue to execute well to maintain our momentum. Additionally, our suppliers’ liquidity and allocation plans may be affected by current challenges in the automotive industry, which could reduce our access to components or result in unfavorable changes to cost. These macroeconomic and industry trends have had, and will likely continue to have, an impact on the pricing of, and order rate for our vehicles, and in turn our operating margin.
Changes in government and economic policies, incentives or tariffs may also impact our production, cost structure and the competitive landscape. For instance, while the final scope and application of recently announced changes in trade policy remain uncertain at this time, tariffs on imports and subsequent retaliatory tariffs could impact consumer spending and demand for durable goods and related services. Furthermore, certain provisions of the OBBBA, including the removal of tax credits for electric vehicles, may also impact consumer demand for electric vehicles in general. We will continue to adjust accordingly to such developments, and we believe our ongoing cost reduction efforts, including through production innovation, process improvements and logistics optimization, and focus on operating leverage, vertical integration and supply chain localization will continue to benefit us in relation to our competitors. Our new products and our advances in autonomy and robotics, position us for future growth.

As our vehicle production increases, we must work constantly to similarly increase vehicle delivery capability so that it does not become a bottleneck on our total deliveries. As we expand our manufacturing operations and vehicle lineup globally, we will also have to continue to increase and staff our delivery, servicing and charging infrastructure accordingly, maintain our vehicle reliability and optimize our Supercharger locations to ensure cost effectiveness and customer satisfaction. In particular, as other automotive manufacturers have announced their adoption of NACS and agreements with us to utilize our Superchargers, we must correspondingly expand our network in order to ensure adequate availability to meet customer demands. We have also begun deploying public Megachargers in preparation for the ramp of Tesla Semi. In addition, we remain focused on continued enhancements of the capability and efficiency of our servicing operations. In tandem with the launch of our Robotaxi business, we are focused on developing and optimizing dedicated infrastructure, including in relation to vehicle cleaning and maintenance, charging, security, teleoperations and fleet management, to ensure service quality as we continue to scale.
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
Infrastructure
To support our businesses in clean energy and transport and autonomous robots, we are investing in and developing the necessary infrastructure. We continue to expand Cortex, our onsite training clusters at Gigafactory Texas, to provide sufficient compute resources for the development of our AI products and services, and are expanding our scope of manufacturing to include semiconductor fabrication. We are focused on exploring opportunities independently and with strategic partners to develop bespoke and scalable solutions, including through vertical integration, to optimize for cost, functionality, efficiency and safety.
Cash Flow and Capital Expenditure Trends
Our capital expenditures are typically difficult to project beyond the short-term given the number and breadth of our core projects at any given time, and may further be impacted by uncertainties in future global market conditions and shifting global trade and fiscal policy. We are simultaneously developing and ramping new products, building or ramping manufacturing facilities on three continents, piloting the development and manufacture of new battery cell technologies, expanding our Supercharger network and investing in autonomy, robotics and other artificial intelligence enabled training and products and its supporting infrastructure, and the pace of our capital spend may vary depending on overall priority among projects, the pace at which we meet milestones, production adjustments to and among our various products, increased capital efficiencies and the addition of new projects. We are focused on long-term growth opportunities through critical, high-value investments. We currently expect our capital expenditures to be in excess of $25 billion in 2026, driven by our AI initiatives, including investments in compute infrastructure and data centers, the expansion and ramp of our manufacturing and R&D production lines and facilities, and growth in our fleet of company-operated AI-enabled assets and our retail, service and charging footprint. We believe this strategy will position our Company for further growth as we make investments in a capital efficient manner.
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

Critical Accounting Policies and Estimates
For a description of our critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
See Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Results of Operations
Revenues

	Three Months Ended March 31,		Change
(Dollars in millions)	2026	2025	$	%
Automotive sales	$15,473	$12,925	$2,548	20%
Automotive regulatory credits	380	595	(215)	(36)%
Automotive leasing	381	447	(66)	(15)%
Total automotive revenues	16,234	13,967	2,267	16%
Services and other	3,745	2,638	1,107	42%
Total automotive & services and other segment revenue	19,979	16,605	3,374	20%
Energy generation and storage segment revenue	2,408	2,730	(322)	(12)%
Total revenues	$22,387	$19,335	$3,052	16%
Automotive & Services and Other Segment
Automotive sales revenue increased $2.55 billion, or 20%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 due to an increase of approximately 10% in cash deliveries, in part from bringing down all of our vehicle factories simultaneously for the changeover to the New Model Y in the prior period, and a higher average selling price per unit primarily driven by sales mix and a positive impact from the weakening of the United States dollar when compared to foreign currencies year over year.
Automotive regulatory credits revenue decreased $215 million, or 36%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Fluctuations in automotive regulatory credits are impacted by our supply of credits, subject to changes in regulation, production and sales. Recent governmental and regulatory actions have restricted certain regulatory credit programs tied to our products. Furthermore, we are impacted by the demand for credits by other automobile manufacturers.
Services and other revenue increased $1.11 billion, or 42%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to increases in used vehicle sales volume, non-warranty maintenance services and collision revenue, paid Supercharging sessions and automotive insurance business revenue.
Energy Generation and Storage Segment
Energy generation and storage revenue decreased $322 million, or 12%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to decreases in Megapack and Powerwall deployments.

Cost of Revenues and Gross Margin

	Three Months Ended March 31,		Change
(Dollars in millions)	2026	2025	$	%
Cost of revenues
Automotive sales	$12,616	$11,461	$1,155	10%
Automotive leasing	196	239	(43)	(18)%
Total automotive cost of revenues	12,812	11,700	1,112	10%
Services and other	3,399	2,537	862	34%
Total automotive & services and other segment cost of revenues	16,211	14,237	1,974	14%
Energy generation and storage segment	1,456	1,945	(489)	(25)%
Total cost of revenues	$17,667	$16,182	$1,485	9%

Gross profit total automotive	$3,422	$2,267
Gross margin total automotive	21.1%	16.2%

Gross profit total automotive & services and other segment	$3,768	$2,368
Gross margin total automotive & services and other segment	18.9%	14.3%

Gross profit energy generation and storage segment	$952	$785
Gross margin energy generation and storage segment	39.5%	28.8%

Total gross profit	$4,720	$3,153
Total gross margin	21.1%	16.3%
Automotive & Services and Other Segment
Cost of automotive sales revenue increased $1.16 billion, or 10%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, due to the increase in deliveries year over year as discussed above. Average cost per unit was consistent from an unfavorable sales mix and a negative impact from the weakening of the United States dollar when compared to foreign currencies year over year, offset by one-time benefits related to warranty and tariffs.
Cost of services and other revenue increased $862 million, or 34%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to increases in used vehicle sales volume, cost related to non-warranty maintenance services and collision revenue, and cost of paid Supercharging sessions.
Gross margin for total automotive increased from 16.2% to 21.1% in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to the changes in automotive sales revenue and cost of automotive sales revenue and a decrease in regulatory credits revenue, as discussed above.
Gross margin for total automotive & services and other segment increased from 14.3% to 18.9% in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to the changes in automotive sales gross margin, as discussed above.
Energy Generation and Storage Segment
Cost of energy generation and storage revenue decreased $489 million, or 25%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to decreases in average cost per unit for Megapack and Powerwall driven by lower materials costs and one-time benefits related to tariffs. Additionally, there were decreases in cost of energy generation and storage revenue from decreases in Megapack and Powerwall deployments.
Gross margin for energy generation and storage increased from 28.8% to 39.5% in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to the changes in energy generation and storage revenue and cost of energy generation and storage revenue, as discussed above.

Research and Development Expense

	Three Months Ended March 31,		Change
(Dollars in millions)	2026	2025	$	%
Research and development	$1,946	$1,409	$537	38%
As a percentage of revenues	9%	7%
Research and development (“R&D”) expenses increased $537 million, or 38%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to increases in costs related to AI and other programs as we continue to expand our product roadmap and technologies and an increase in stock-based compensation of $145 million.
R&D expenses as a percentage of revenue increased from 7% to 9% in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to higher R&D expense and an increase in total revenues as compared to the prior period.
Selling, General and Administrative Expense

	Three Months Ended March 31,		Change
(Dollars in millions)	2026	2025	$	%
Selling, general and administrative	$1,833	$1,251	$582	47%
As a percentage of revenues	8%	6%
Selling, general and administrative (“SG&A”) expenses increased $582 million, or 47%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, driven by a $294 million increase in stock-based compensation, a $139 million increase in employee and labor costs, including professional services, and an $87 million increase in operating expenses including legal charges.
Interest Income

	Three Months Ended March 31,		Change
(Dollars in millions)	2026	2025	$	%
Interest income	$434	$400	$34	9%
Interest income increased $34 million, or 9%, in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to higher interest earned on our cash and cash equivalents and short-term investments due to an increase in our average portfolio balance, partially offset by a lower average interest rate.
Other Expense, Net

	Three Months Ended March 31,		Change
(Dollars in millions)	2026	2025	$	%
Other expense, net	$(535)	$(119)	$(416)	350%
Other expense, net, changed unfavorably by $416 million in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to fluctuations in foreign currency exchange rates on our intercompany balances and mark-to-market adjustments on our bitcoin digital assets. As our intercompany balances are significant in nature and we do not typically hedge foreign currency risk, we can experience significant fluctuations in foreign currency exchange rate gains and losses from period to period.

Provision for Income Taxes

	Three Months Ended March 31,		Change
(Dollars in millions)	2026	2025	$	%
Provision for income taxes	$257	$169	$88	52%
Effective tax rate	34%	29%
Our provision for income taxes increased by $88 million in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to the change in our pre-tax income year over year. Our effective tax rate increased from 29% to 34% in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to changes in the mix of our jurisdictional earnings and the non-deductibility of stock-based compensation expense related to the 2025 CEO Performance Award.
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
Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following March 31, 2026, as well as in the long-term.
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
As discussed in and subject to the considerations referenced in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Opportunities, Challenges and Uncertainties and 2026 Outlook—Cash Flow and Capital Expenditure Trends in this Quarterly Report on Form 10-Q, we currently expect our capital expenditures to exceed $25 billion in 2026 driven by our AI initiatives, including investments in compute infrastructure and data centers, the expansion and ramp of our manufacturing and R&D production lines and facilities, and growth in our fleet of company-operated AI-enabled assets and our retail, service and charging footprint. Changes in trade policy may necessitate adjustments to our project timelines, potentially impacting our capital expenditure expectations.

As of March 31, 2026, we and our subsidiaries had outstanding $9.04 billion in aggregate principal amount of indebtedness, of which $1.38 billion is current. For details regarding our indebtedness, refer to Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Sources and Conditions of Liquidity
Our sources to fund our material cash requirements are predominantly from our deliveries and servicing of new and used vehicles, deployments and servicing of our energy storage products, interest income, and proceeds from debt facilities and equity offerings, when applicable.
As of March 31, 2026, we had $16.60 billion and $28.14 billion of cash and cash equivalents and short-term investments, respectively. Balances held in foreign currencies had a U.S. dollar equivalent of $4.11 billion and consisted primarily of euros and Chinese yuan. We had $5.00 billion of unused committed credit amounts as of March 31, 2026. For details regarding our indebtedness, refer to Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We continue adapting our strategy to meet our liquidity and risk objectives, such as investing in U.S. government securities and other investments, investing in autonomy, further vertically integrating our supply chain, expanding our product roadmap and providing financing options to our customers.
Summary of Cash Flows

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Net cash provided by operating activities	$3,937	$2,156
Net cash used in investing activities	$(5,023)	$(1,651)
Net cash provided by (used in) financing activities	$1,172	$(332)
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $1.78 billion to $3.94 billion during the three months ended March 31, 2026 from $2.16 billion during the three months ended March 31, 2025. This increase was primarily due to favorable changes in net operating assets and liabilities of $929 million and an increase in net income excluding non-cash expenses, gains and losses of $852 million.
Cash Flows from Investing Activities
Net cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $2.49 billion and $1.49 billion for the three months ended March 31, 2026 and 2025, respectively, mainly for global AI and operational infrastructure and factory expansion, as well as machinery and equipment as we expand and enhance our product roadmap. We also purchased $528 million and $159 million of short-term investments, net of proceeds from maturities and sales, for the three months ended March 31, 2026 and 2025, respectively. Additionally, we invested $2.00 billion in SpaceX common stock during the three months ended March 31, 2026. Refer to Note 12, Related Party Transactions, for additional information regarding the equity investment.
Cash Flows from Financing Activities
Net cash flows from financing activities changed by $1.50 billion to $1.17 billion net cash inflows during the three months ended March 31, 2026 from $332 million net cash outflows during the three months ended March 31, 2025. The change was primarily due to a $3.71 billion increase in proceeds from issuances of debt, partially offset by a $2.23 billion increase in repayments of debt. See Note 7, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding our debt obligations.

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
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income before income taxes. These changes would have resulted in a gain or loss of $1.69 billion at March 31, 2026 and $1.70 billion at December 31, 2025, assuming no foreign currency hedging.
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
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see Note 10, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, which could adversely affect our business, financial conditions and future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.
CEO Compensation
As previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2025, a special committee of the Board consisting of disinterested directors Robyn Denholm and Kathleen Wilson-Thompson (the “Special Committee”), consistent with its purpose, reconvened to consider, evaluate and determine all aspects of the retention and incentivization of our chief executive officer, Mr. Elon Musk, and any methods, approaches or manners for doing so, including with respect to the 2025 CEO Interim Award and the 2018 CEO Performance Award.
Following the Delaware Supreme Court’s reinstatement of the 2018 CEO Performance Award on December 19, 2025, reversing the Chancery Court decision purporting to rescind the 2018 CEO Performance Award and the Chancery Court’s final order on March 18, 2026 implementing such reversal, on April 21, 2026, the disinterested directors of the Board (with Mr. Elon Musk and Mr. Kimbal Musk recused), acting as administrator of the 2025 CEO Interim Award, approved the determination that a final order and judgment allowing Mr. Elon Musk to exercise the 2018 CEO Performance Award in full constituted a Tornetta Decision Event (as defined in the 2025 CEO Interim Award), resulting in the forfeiture of the 2025 CEO Interim Award by Mr. Musk on April 21, 2026. These actions are consistent with the “no double dip” principle, which precludes Mr. Musk from getting a windfall in the event that he may exercise the 2018 CEO Performance Award, as articulated in the Special Committee’s August 3, 2025 letter to shareholders regarding the Interim Award, attached as Exhibit 99.1 to the Current Report on Form 8-K, filed with the SEC on August 4, 2025.
As a result of the foregoing events, the Special Committee considered the impact of the potential exercise of the 2018 CEO Performance Award on the Company. The Special Committee considered a number of factors, including the negative impact on the Company resulting from the likely sale of a significant number of shares of the Company’s stock to cover the exercise price and tax obligations. On April 17, 2026, the Special Committee recommended and on April 21, 2026, the Board (with Mr. Elon Musk and Mr. Kimbal Musk recused) approved the Company’s entry into the Implementation Agreement, implementing a process for Mr. Musk’s exercise of the 2018 CEO Performance Award that the Board determined is in the best interests of the Company and intended to mitigate any negative impact of significant share sales on the Company.

The Implementation Agreement provides Mr. Musk with no additional economic benefit and incorporates features similar to those in the 2025 CEO Performance Award and the 2025 CEO Interim Award that were each designed and approved by the Special Committee to retain and incentivize Mr. Musk. Consequently, the Implementation Agreement (i) focuses on retaining Mr. Musk’s continued service at a critical time for the Company and restricts the timing of Mr. Musk’s access to the economics associated with the 2018 CEO Performance Award by imposing a service-based vesting condition on restricted shares of common stock to be issued to Mr. Musk upon exercise of the 2018 CEO Performance Award, requiring him to remain in continuous service as CEO or as an executive officer responsible for product development or operations (as approved by the Board’s disinterested directors) through January 19, 2028, and by commencing the five-year holding period on such vesting date (rather than the exercise date), (ii) provides that Mr. Musk may satisfy the exercise price of the 2018 CEO Performance Award by electing net settlement by the Company or paying cash, and (iii) provides for cooperation between the Company and Mr. Musk to create a mutually-agreeable plan to address satisfaction of applicable tax obligations between the Company and Mr. Musk, thus providing a path to mitigate potential negative impacts on the Company.
The foregoing summary of the terms of the 2025 CEO Interim Award is qualified in its entirety by reference to the 2025 CEO Interim Restricted Stock Agreement, a copy of which was attached as Exhibit 10.1 to the Current Report on Form 8-K, as filed with the SEC on August 3, 2025, which is incorporated by reference herein. The foregoing summary of the terms of the Implementation Agreement is qualified in its entirety by reference to the Implementation Agreement, a copy of which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and the Performance Stock Option Award Agreement, dated January 21, 2018, between Mr. Musk and the Company, a copy of which was filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, each of which is incorporated by reference herein. See Note 8, Equity Incentive Plans, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding the accounting consequences of the Implementation Agreement.

ITEM 6. EXHIBITS
See Index to Exhibits at the end of this Quarterly Report on Form 10-Q for the information required by this Item.
INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Implementation Agreement, dated as of April 21, 2026, between the Registrant and Elon Musk					X

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—

101.INS	Inline XBRL Instance Document	—	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*    Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla, Inc.

Date: April 22, 2026	/s/ Vaibhav Taneja
Vaibhav Taneja
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)