Form 10-K/A
period 2025-12-31
Tesla, Inc.
filed 2026-04-30
CIK 1318605

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

EXPLANATORY NOTE

On January 29, 2026, Tesla, Inc. (“Tesla,” the “Company,” “we,” “us,” or “our”) filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year.

The Board of Directors has not yet established the date of the 2026 annual meeting of shareholders. When the date is established, the Company will announce it in its filings made with the SEC. Consequently, we currently expect that our definitive proxy statement for the 2026 annual meeting of shareholders will be filed later than the 120th day after the end of the last fiscal year. Accordingly, this Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to:

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

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and, except as otherwise noted, does not otherwise reflect any events occurring after the filing of the Original Form 10-K.

TESLA, INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2025

i

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Background and Qualifications

The names of the members of Tesla’s Board of Directors (the “Board”), their respective ages, their positions with Tesla and other biographical information as of April 30, 2026, are set forth below. Except for Messrs. Elon Musk and Kimbal Musk, who are brothers, there are no other family relationships among any of our directors or executive officers.

					Nominating
					and
					Corporate	Disclosure	Term
		Chair of the	Audit	Compensation	Governance	Controls	of
Name	Age	Board	Committee	Committee	Committee	Committee	Office
Elon Musk	54						Expires in 2026
Robyn Denholm	62	X	X	X	X	X	Expires in 2026
Ira Ehrenpreis	57			X	X		Expires in 2028
Joe Gebbia	44		X				Expires in 2028
Jack Hartung	68		X				Expires in 2027
James Murdoch	53		X		X	X	Expires in 2027
Kimbal Musk	53						Expires in 2027
JB Straubel	50						Expires in 2026
Kathleen Wilson-Thompson	68			X	X	X	Expires in 2028

Elon Musk is the Technoking of Tesla and has served as our Chief Executive Officer since October 2008 and as a member of the Board since April 2004. Mr. Musk has also served as Chief Executive Officer, Chief Technical Officer and Chairman of Space Exploration Technologies Corporation, a company which develops and launches advanced rockets and spacecraft (“SpaceX”), since May 2002 and served as Chairman of the Board of SolarCity Corporation, a solar installation company (“SolarCity”), from July 2006 until its acquisition by us in November 2016. He has served as Chief Technology Officer and on the Board of X Corp., a social media company (“X”), since October 2022, and has served as the Chief Executive Officer and on the Board of X.AI Corp., an artificial intelligence company (“xAI”), since March 2023, in each case through the March 2025 merger of X and xAI. Following the March 2025 merger of X and xAI, he served as the President, Treasurer and Chief Executive Officer and on the board of directors of X.AI Holdings Corp. (“xAI Holdings”), which later became a subsidiary of SpaceX in February 2026. Mr. Musk is also a founder of The Boring Company (“TBC”), an infrastructure company, and Neuralink Corp., a company focused on developing brain-machine interfaces, where he serves as the Chief Executive Officer. Prior to SpaceX, Mr. Musk co-founded PayPal, an electronic payment system, which was acquired by eBay in October 2002, and Zip2 Corporation, a provider of Internet enterprise software and services, which was acquired by Compaq in March 1999. Mr. Musk also served on the board of directors of Endeavor Group Holdings, Inc. from April 2021 to June 2022. Mr. Musk holds a B.A. in Physics from the University of Pennsylvania and a B.S. in Business from the Wharton School of the University of Pennsylvania.

As our Chief Executive Officer, one of our founders and our largest shareholder, Mr. Musk brings historical knowledge, operational and technical expertise and continuity to the Board. Mr. Musk guided Tesla from an early-stage startup, through its IPO in 2010, to transformative growth into one of the most valuable companies in the world. Mr. Musk’s leadership and unique vision to build the world’s next generation of sustainable and accessible innovation has played a key role in our mission to build a world of amazing abundance.

Robyn Denholm has been a member of the Board since August 2014 and its Chair since November 2018. In January 2021, Ms. Denholm joined Blackbird Ventures (“Blackbird”), a venture capital firm, as an Operating Partner, where she works with the founders of later-stage technology companies. In 2024, she transitioned to a role on Blackbird’s board of directors. Ms. Denholm actively champions the Australian technology sector and was the Inaugural Chair of the Technology Council of Australia, and a board member until February 2026. She also sits on the board of three Australian-founded private technology companies. In 2025, Ms. Denholm chaired the Australian government’s Strategic Examination of Research and Development, which published the Ambitious Australia report in 2026. She also founded Wollemi Capital Group in 2021, with a mission to invest in ventures that deliver a positive impact. The firm’s investment portfolio spans environmental, venture capital and community-focused investments, and includes majority ownership in two professional basketball teams, the Sydney Kings and Sydney Flames, and majority ownership of the Women’s National Basketball League in Australia. From January 2017 through June 2019, Ms. Denholm was with Telstra Corporation Limited, a telecommunications company (“Telstra”), where she served as Chief Financial Officer and Head of Strategy from October 2018 through June 2019, and Chief Operations Officer from January 2017 to October 2018. Prior to Telstra, from August 2007 to July 2016, Ms. Denholm was with Juniper Networks, Inc., a manufacturer of networking equipment, serving in executive roles including Executive Vice President, Chief Financial Officer and Chief Operations Officer. Prior to joining Juniper Networks, Ms. Denholm served in various executive roles at Sun Microsystems, Inc. from January 1996 to August 2007. Ms. Denholm also served at Toyota Motor Corporation Australia for seven years and at Arthur Andersen & Company for five years in various finance assignments. Ms. Denholm previously served as a director of ABB Ltd. Ms. Denholm is a Fellow of the Institute of Chartered Accountants of Australia/New Zealand, a member of the Australian Institute of Company Directors, and holds a Bachelor’s degree in Economics from the University of Sydney, and a Master’s degree in Commerce and a Doctor of Business Administration (honoris causa) from the University of New South Wales.

Ms. Denholm brings nearly 30 years of executive leadership experience at both NYSE- and Nasdaq-listed companies, including significant risk management, financial and accounting expertise, as well as technology leadership experience. Ms. Denholm has extensive knowledge of both the automotive and technology industries, including serving as the Chief Financial Officer and Chief Operations Officer of two technology companies.

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

Mr. Ehrenpreis is an acknowledged leader in the energy, technology, impact and venture capital industries, where he serves on several industry boards, and brings valuable insights in corporate governance, strategic growth and shareholder values. Mr. Ehrenpreis’ tenure on the Board also provides the Company with stability and experience as it navigates through different challenges.

Joe Gebbia has been a member of the Board since September 2022. Mr. Gebbia co-founded Airbnb, Inc. in 2008 and has served on Airbnb’s board of directors since 2009. In 2022, Mr. Gebbia launched Samara, which produces fully customized, factory-made homes designed to create rental income, house family, support work from home, or bundled together, to form new types of housing communities. In 2025, Mr. Gebbia was appointed the Chief Design Officer of the National Design Studio. Mr. Gebbia received dual degrees in Graphic Design and Industrial Design from the Rhode Island School of Design, where he currently serves on the institution’s Board of Trustees. Mr. Gebbia is the Chairman of Airbnb.org, and also serves on the Olympic Refuge Foundation and leadership councils for UNHCR, Tent.org and Malala Fund. Mr. Gebbia is a sought-after speaker on design and entrepreneurship, and has been named in BusinessWeek’s Top 20 Best Young Tech Entrepreneurs, Inc. Magazine’s Thirty-under-Thirty, Fortune’s Forty-under-Forty, and one of Fast Company’s Most Creative People.

Mr. Gebbia has valuable experience derived from founding and leading a global public company. The Board benefits from his entrepreneurial background, as well as his experience in design, innovation, brand development and management of complex regulatory environments.

Jack Hartung has been a member of the Board since June 2025. Mr. Hartung most recently served as a senior advisor at Chipotle Mexican Grill, Inc. (“Chipotle”) until his retirement in March 2026, and was the President and Chief Strategy Officer of Chipotle from October 2024 to May 2025. Mr. Hartung joined Chipotle in 2002 and held various roles, including Chief Financial and Administrative Officer, where he was responsible for all finance and accounting functions as well as supply chain, strategy, and safety and asset protection. Prior to Chipotle, he spent 18 years at McDonald’s Corp., where he held a variety of management positions, most recently as Vice President and Chief Financial Officer of its Partner Brands Group. Mr. Hartung has served on the boards of directors of The Honest Company, since May 2022, and Portillo’s Inc. since January 2025. He has also served on the Board of ZocDoc, Inc. since January 2022. Mr. Hartung has a Bachelor of Science degree in Accounting and Economics and an MBA from Illinois State University and is a Certified Public Accountant and Certified Management Accountant (both not currently practicing).

Mr. Hartung brings a proven track record of executive leadership, with experience overseeing financial and reporting functions at multiple public companies. Mr. Hartung also provides valuable experience in the areas of business transformation and customer engagement.

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

Mr. Murdoch brings to the Board his decades of executive and board experience across numerous companies. The Board benefits from his extensive knowledge of international markets and strategies and experience with the adoption of new technologies.

Kimbal Musk has been a member of the Board since April 2004. Mr. Kimbal Musk is co-founder and Executive Chairman of The Kitchen Restaurant Group, a growing family of businesses with the goal of providing all Americans with access to real food that was founded in 2004. From 2010 to 2025, Mr. Kimbal Musk was the Executive Director of Big Green (formerly The Kitchen Community), a non-profit organization that creates learning gardens in schools across the United States. Mr. Kimbal Musk also co-founded Square Roots, an urban farming company growing fresh, local greens in climate-controlled, AI-equipped shipping containers, in 2016, and serves as its Chairman. In 2022, Mr. Kimbal Musk founded Nova Sky Stories, with a mission to empower producers and artists to bring art to the skies with drone light shows, and serves as its Chief Executive Officer. Previously, Mr. Kimbal Musk was a co-founder of Zip2 Corporation, a provider of Internet enterprise software and services, which was acquired by Compaq in March 1999. In 2006, Mr. Kimbal Musk became CEO of OneRiot, a real-time search engine that was acquired by Walmart in 2011. In addition, Mr. Kimbal Musk has served on the boards of SpaceX and Chipotle Mexican Grill, Inc. Mr. Kimbal Musk holds a B. Comm. in business from Queen’s University and is a graduate of The French Culinary Institute in New York City.

Mr. Kimbal Musk has extensive senior leadership business experience in the technology, retail and consumer markets, and a robust understanding of mission-driven ventures. Mr. Kimbal Musk also provides valuable expertise based on his experience on the Board and is able to apply his unique understanding of the business to the strategy and execution of the Company.

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

Additional Information

On October 16, 2018, the U.S. District Court for the Southern District of New York entered a final judgment approving the terms of a settlement filed with the court on September 29, 2018, in connection with the actions taken by the SEC relating to Elon Musk’s August 7, 2018 Twitter (now known as X) post that he was considering taking Tesla private. On April 26, 2019, this settlement was amended to clarify certain of its terms, which amendment was subsequently approved by such court. Mr. Musk did not admit to or deny any of the SEC’s allegations, and there is no restriction to Mr. Musk’s ability to serve as an officer or director on the Board.

On April 3, 2026, in Pampena v. Musk, the U.S. District Court for the Northern District of California entered a partial judgment against Mr. Musk in his personal capacity only in favor of lead plaintiffs on behalf of themselves and a class of investors who sold certain Twitter, Inc. equity securities between May 13 and October 4, 2022. The judgment is based on a jury verdict rendered on March 20, 2026 that found (i) in favor of plaintiffs on claims alleging that Mr. Musk violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5(b) thereunder in connection with two statements made by Mr. Musk in May 2022, and (ii) in favor of Mr. Musk on claims challenging a third statement and alleging a “scheme to defraud” under Rules 10b-5(a) and (c). The claims in this case all concern Mr. Musk’s then-pending potential purchase of Twitter, Inc. The partial judgment remains subject to appeal and various post-trial proceedings, including post-judgment motions for judgment as a matter of law and for a new trial, which are scheduled to be filed on May 1, 2026.

Audit Committee

The Board has four standing committees comprised solely of independent directors—the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Disclosure Controls Committee. The Audit Committee, which has been established in accordance with Section 3(a)(58) of the Exchange Act, currently consists of Robyn Denholm, Joe Gebbia, Jack Hartung and James Murdoch, each of whom is “independent” as such term is defined for audit committee members by the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”). Ms. Denholm is the chair of the Audit Committee. The Board has determined that Ms. Denholm is an “audit committee financial expert” as defined in the rules of the SEC.

Executive Officers

The names of Tesla’s executive officers, their ages, their positions with Tesla and other biographical information as of April 30, 2026, are set forth below. Except for Messrs. Elon Musk and Kimbal Musk, who are brothers, there are no other family relationships among any of our directors or executive officers.

Name	Age	Position
Elon Musk	54	Technoking of Tesla and Chief Executive Officer
Vaibhav Taneja	48	Chief Financial Officer
Xiaotong (Tom) Zhu	46	Senior Vice President, APAC and Global Vehicle Manufacturing

Elon Musk. For a brief biography of Mr. Musk, see “Board of Directors—Background and Qualifications” under this Item 10 above.

Vaibhav Taneja has served as our Chief Financial Officer since August 2023. Prior to his appointment as CFO, Mr. Taneja served as Tesla’s Chief Accounting Officer since March 2019, as Corporate Controller from May 2018, and as Assistant Corporate Controller between February 2017 and May 2018. Mr. Taneja served in various finance and accounting roles at SolarCity from March 2016. Mr. Taneja holds a Bachelor’s of Commerce degree from Delhi University and is a Certified Public Accountant (inactive).

Tom Zhu has served as our Senior Vice President since April 2023, and Senior Vice President, APAC and Global Vehicle Manufacturing since June 2025. Mr. Zhu joined Tesla in April 2014, and served in various operational roles before being appointed as Vice President, Greater China, where he led the construction and operations of Gigafactory Shanghai. Mr. Zhu holds a bachelor’s degree of commerce in information technology from the Auckland University of Technology and an M.B.A. from Duke University.

Delinquent Section 16(a) Reports

Under Section 16 of the Exchange Act, Tesla’s directors, executive officers and any persons holding more than 10% of Tesla’s common stock are required to report initial ownership of Tesla common stock and any subsequent changes in ownership to the SEC. Specific due dates have been established by the SEC, and Tesla is required to disclose in this Amendment any failure to file required ownership reports by these dates. Based solely upon a review of forms filed with the SEC and the written representations of such persons for their 2025 fiscal year transactions, Tesla is aware of no late Section 16(a) filings.

Code of Business Ethics and Corporate Governance Guidelines

The Board sets high standards for Tesla’s workforce, officers and directors. Tesla is committed to establishing an operating framework that exercises appropriate oversight of responsibilities at all levels throughout the Company and managing its affairs in a manner consistent with rigorous principles of business ethics. Accordingly, Tesla has adopted a Code of Business Ethics, which was amended in April 2024, and which is applicable to Tesla and its subsidiaries’ directors, officers and personnel. The Code of Business Ethics sets forth Tesla’s guiding principles, which include thinking before acting, treating everyone with respect, protecting our information and assets and doing business with integrity. Tesla has also adopted Corporate Governance Guidelines, which, in conjunction with our certificate of formation, bylaws and charters of the standing committees of the Board, form the framework for Tesla’s corporate governance. The Code of Business Ethics and the Corporate Governance Guidelines are each available on Tesla’s website at: http://ir.tesla.com/corporate or may be obtained by contacting Corporate Secretary, Tesla, Inc., 1 Tesla Road, Austin, Texas 78725. Tesla will disclose on its website any amendment to the Code of Business Ethics, as well as any waivers of the Code of Business Ethics, that are required to be disclosed by the rules of the SEC or Nasdaq.

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

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for 2025 should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current considerations, expectations and determinations regarding future compensation programs. The actual amount and form of compensation and the compensation programs that we adopt may differ materially from current or planned programs as summarized in this discussion.

The following discussion and analysis relates to the compensation arrangements for 2025 of (i) our principal executive officer, (ii) our principal financial officer and (iii) the most highly compensated person, other than our principal executive officer and principal financial officer, who was serving as an executive officer at the end of our fiscal year ended December 31, 2025 (our “named executive officers”). We had no other executive officers serving at the end of our fiscal year ended December 31, 2025. Our named executive officers for fiscal year 2025 were:

Name	Position
Elon Musk	Technoking of Tesla and Chief Executive Officer
Vaibhav Taneja	Chief Financial Officer
Tom Zhu	Senior Vice President, APAC and Global Vehicle Manufacturing

Overview and Fiscal Year 2025 Company Highlights

Our current executive compensation program, which was developed and approved by the Compensation Committee, generally consists of base salary and equity-based incentives, as well as other benefits generally available to employees. We combine these elements in order to formulate compensation packages with the goal of providing, on a total basis, competitive pay and aligning the interests of our named executive officers with long-term shareholder interests by tying the value of their compensation to our long-term stock price and/or the achievement of financial, operational and strategic objectives. In 2025, Tesla’s full-year accomplishments under our executive leadership included the following:

•	Model Y was the best-selling vehicle, of any kind, globally for the full year 2025;

•	Completed the refresh of our vehicle lineup with the launch of the new Model Y;

•	46.7 gigawatt hours of energy storage, representing an increase of 48.7%, compared to the prior year; and

•	Further continuing our transition from a hardware-centric business to a physical AI company, including through advancements in FSD (Supervised), the launch of our Robotaxi service, and fine-tuning our production-primed Optimus bot design while expanding our AI training infrastructure.

Compensation Philosophy

Our mission is building a world of amazing abundance. This is a long-term mission, and our compensation programs reflect this — and our startup origins — in that they consist primarily of salary or wages and equity awards. Whereas salary or wages are intended to meet our employees’ near-term liquidity needs, we believe that equity awards are an effective tool for retaining employees long-term, as they vest incrementally over a period of time or upon the achievement of specified performance milestones intended to be achieved over the medium- and long-term. During periods in which our stock price and the underlying value of equity awards increase, their retention impact is even greater. We believe that the potential for such increases also creates an ownership culture that promotes holding equity, which in turn aligns the interests of our employees with the long-term interests of our shareholders. Additionally, this compensation philosophy further allows our employees to grow their skill sets and contributions consistent with our long-term mission. For these reasons, our goal is to provide each employee with the opportunity to participate in our equity programs, with certain cash-based bonus programs serving generally to accommodate specific incentive structures or liquidity needs. In light of these considerations, we generally do not make annual grants of equity awards to our senior executives, including our named executive officers, and instead grant equity awards from time to time based upon a number of factors, including individual roles and contributions, the need to incentivize future performance and the retentive impact of currently outstanding equity awards. By combining salary or wages and our equity award program, we strive to offer a total level of compensation that is competitive within specific roles and geographical markets.

In particular, we believe that compensation for the individuals who are responsible for Tesla’s strategic direction and operations should motivate them to achieve sustainable shareholder value and/or tangible milestones rather than to simply remain at Tesla or maintain the status quo. Therefore, while we offer to our general employee population restricted stock units that will retain some value even if the market value of our stock decreases, when grants have been made to executive officers (other than our Chief Executive Officer) those grants generally comprise stock option awards, which have zero initial value and accumulate value, if at all, only to the extent that our stock price increases following their grant, through the applicable vesting dates and until such stock options are ultimately exercised and the underlying shares are sold. Prior to 2025, grants to our Chief Executive Officer were in the form of stock options. Equity awards granted to our Chief Executive Officer in 2025 are discussed in “Compensation Discussion and Analysis—Chief Executive Officer Compensation” under this Item 11 below. In addition, because equity awards comprise a greater proportion of our executive officers’ total level of compensation compared to comparable roles at peer companies, a sustained decrease in our stock price or failure to achieve the applicable operational milestones may result in a level of total compensation that is significantly less than that of such peer roles. Likewise, our outside director compensation program has historically been comprised primarily of equity awards that are entirely in the form of stock option awards, as well as relatively modest cash retainer payments that may be waived at the election of each director. Each director determined to forego all cash retainer payments in 2025.

We evaluate our compensation philosophy and programs regularly and evolve them as circumstances merit with oversight by the Compensation Committee (and, as appropriate, a special committee of the Board of Directors), particularly with respect to executive and director compensation. For example, if our stock price experiences significant movement over a short period of time that results in a persistent change to equity compensation, certain adjustments may be considered to align our compensation programs to their intended purposes.

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

In 2025, the Board determined that it was in the best interests of Tesla to form a special committee, consisting of Ms. Denholm and Ms. Wilson-Thompson in their capacity as disinterested directors (the “Special Committee”), to consider, evaluate and determine whether it would be in the best interests of Tesla to retain and incentivize Mr. Musk, and if so, any methods, approaches or manners (including any new compensation plans or awards) for doing so consistent with all applicable legal and other requirements.

Role of Compensation Consultants

The Compensation Committee has the authority to engage, and has from time to time engaged, the services of outside consultants to assist in making decisions regarding the establishment of Tesla’s compensation philosophy and programs, including for executives and directors. In 2025, Compensia, Inc., a national consulting firm (“Compensia”) was retained as a compensation consultant to advise the Special Committee with respect to the performance-based restricted stock award granted to Elon Musk in September 2025 (the “2025 CEO Performance Award”).

Role of Executive Officers in Compensation Decisions

Historically, for executive officers other than our Chief Executive Officer, the Compensation Committee has sought and considered input from our Chief Executive Officer regarding such executive officers’ responsibilities, performance and compensation. Specifically, our Chief Executive Officer recommends base salary increases and equity award levels for our senior personnel, and advises the Compensation Committee regarding the compensation program’s ability to attract, retain and motivate executive talent. These recommendations reflect compensation levels that our Chief Executive Officer believes are qualitatively commensurate with an executive officer’s individual qualifications, experience, responsibility level, functional role, knowledge, skills and individual performance, as well as Tesla’s performance. The Compensation Committee considers our Chief Executive Officer’s recommendations, but ultimately determines compensation in its judgment and approves the compensation for all of our executive officers (other than for our Chief Executive Officer, the compensation for whom has been recommended by the Special Committee to, and ultimately approved by, the Board).

The Compensation Committee meets regularly in executive session. Our Chief Executive Officer is not present during Compensation Committee deliberations or votes on his compensation and also recuses himself from sessions of the Board where the Board acts on the Compensation Committee’s recommendations regarding his compensation. In addition, the Board has established a management committee under the Tesla, Inc. Amended and Restated 2019 Equity Incentive Plan (the “Equity Award Committee”) to grant and administer equity awards, subject to certain limitations, such as, among other things, maximum limits on the seniority of personnel to whom the Equity Award Committee may grant awards and the value of any individual award. For example, the Equity Award Committee is not authorized to grant awards to employees at or above the level of vice president. Moreover, pursuant to applicable law, the Equity Award Committee may not grant awards to its members, and the number of shares of our common stock underlying awards granted by it may not exceed amounts determined by the Board from time to time. The Board has delegated to the Compensation Committee oversight authority over the Equity Award Committee.

Role of Shareholder Say-on-Pay Votes

At our 2025 annual meeting, our shareholders approved the compensation of our named executive officers, with approximately 70% of our shareholders present and entitled to vote at the meeting voting in favor of our compensation policies for our named executive officers. Given these results, the Compensation Committee has decided to retain our overall approach to executive compensation while continuing to evaluate our practices.

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

Our Corporate Governance Guidelines also set forth a compensation recovery (“clawback”) policy with respect to our executive officers. Moreover, the terms of the performance-based stock option award granted to Elon Musk in January 2018 (the “2018 CEO Performance Award”), the grant of restricted stock to Mr. Musk in August 2025 (“2025 CEO Interim Award”) and the 2025 CEO Performance Award each include a clawback provision in the event of a restatement of our financial statements previously filed with the SEC. See “Compensation Discussion and Analysis—Chief Executive Officer Compensation” under this Item 11 below.

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

The following table sets forth information regarding the annualized base salary rates at the end of 2025 for our named executive officers:

	Ending Fiscal Year 2025
Name	Base Salary($)(1)
Elon Musk	—	(2)
Vaibhav Taneja	400,000
Tom Zhu	364,338

(1)	Reflects an annualized rate assuming 52 weeks each comprised of five work days.
(2)	Mr. Musk historically earned a base salary that reflected the applicable minimum wage requirements under California law, and he was subject to income taxes based on such base salary. However, he has never accepted his salary. Commencing in May 2019 at Mr. Musk’s request, we eliminated altogether the earning and accrual of this base salary.

Equity-Based Incentives

Our equity award program is the primary vehicle for offering long-term incentives to our named executive officers. The equity awards we have historically granted and currently grant are options to purchase shares of our common stock, restricted stock and restricted stock unit awards that are settled in shares of our common stock upon vesting. We have granted to our named executive officers both awards that vest over a long-term period and awards that vest only upon the achievement of specified Tesla performance milestones, in each case subject to continued service. We emphasize the grant of stock option awards for our named executive officers, which have value only to the extent, if any, that our stock price increases following their grant. Accordingly, since 2020, equity awards granted to our named executive officers (other than our Chief Executive Officer) have primarily been in the form of stock options: Mr. Zhu, our Senior Vice President, APAC and Global Vehicle Manufacturing, received 100% of his equity award as stock options upon his promotion to such role in 2023, and Mr. Taneja, our Chief Financial Officer, received approximately 80% of his equity award as stock options in 2024. As a result, a significant portion of our named executive officers’ total compensation is entirely at risk, depending on long-term stock price performance. Prior to 2025, grants to our Chief Executive Officer were in the form of stock option awards. Equity awards granted to our Chief Executive Officer in 2025 are discussed in “Compensation Discussion and Analysis—Chief Executive Officer Compensation—Equity Compensation” under this Item 11 below.

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

The Compensation Committee meets periodically, including to approve equity award grants to our executives from time to time. In addition, the Special Committee is responsible for evaluating and recommending to the Board the methods for incentivizing and retaining our Chief Executive Officer. We do not have, nor do we plan to establish, any program, plan or practice to time equity award grants in coordination with releasing material non-public information, and the Compensation Committee does not take material non-public information into account when determining the timing and terms of equity awards. Tesla has not timed the disclosure of material non-public information to affect the value of executive compensation. During 2025, there were no stock options granted to any named executive officer within four business days preceding, or within one business day after, the filing of any report on Forms 10-K, 10-Q or 8-K that discloses material non-public information.

Severance and Change in Control Benefits

No named executive officer has a severance or change in control arrangement with Tesla, other than certain terminations of employment and change of control arrangements in the 2025 CEO Performance Award and, prior to its forfeiture in its entirety in April 2026, in the 2025 CEO Interim Award, as described in “Executive Compensation—Potential Payments Upon Termination or Change in Control,” “Executive Compensation—Compensation Discussion and Analysis—Chief Executive Officer Compensation—Equity Compensation—2025 CEO Performance Award” and “Executive Compensation—Compensation Discussion and Analysis—Chief Executive Officer Compensation—Equity Compensation—2025 CEO Interim Award” below. In addition, the Implementation Agreement, which was entered into in April 2026, as described in “Executive Compensation—Compensation Discussion and Analysis—Chief Executive Officer Compensation—Historical Equity Awards—2018 CEO Performance Award,” includes provisions for vesting in connection with certain terminations of employment and change in control.

Bonus

We do not currently have or have planned, and historically we have rarely entered into, any specific arrangements with our named executive officers providing for cash-based bonus awards.

Non-Equity Incentive Plan Compensation

We did not provide any non-equity incentive plan compensation to any of our named executive officers in 2025, and we do not currently have or have planned any specific arrangements with our named executive officers providing for non-equity incentive plan compensation.

Perquisites

Generally, we do not provide any perquisites or other personal benefits to our named executive officers which are not offered on a non-discriminatory basis to all employees as well.

Health and Welfare Benefits

We provide the following benefits to our named executive officers on the same basis provided to all of our employees:

•	medical insurance including comprehensive transgender and fertility coverage, mental health, dental and vision;

•	adoption and surrogacy benefits;

•	confidential Employee Assistance Program counseling;

•	life insurance and accidental death and dismemberment insurance;

•	a Section 401(k) plan where Tesla will provide a company match equal to 50% of the employee’s contribution, up to a maximum of 3% of the employee’s eligible compensation with a $3,000 annual cap;

•	an employee stock purchase plan;

•	short- and long-term disability insurance;

•	medical and dependent care flexible spending account; and

•	a health savings account.

Chief Executive Officer Compensation

Overview

Historically, in developing compensation recommendations for our Chief Executive Officer, the Compensation Committee and Special Committee, as applicable, have sought both to appropriately reward our Chief Executive Officer’s previous and current contributions and to create incentives for our Chief Executive Officer to continue to contribute significantly to successful results in the future. Each of the 2025 CEO Performance Award, the 2018 CEO Performance Award and the performance-based stock option award granted to our Chief Executive Officer in August 2012 (the “2012 CEO Performance Award”) incentivized future performance when granted. The grant of restricted stock to Mr. Musk in August 2025 (“2025 CEO Interim Award”) was intended to retain him in recognition of his inability to exercise the fully earned 2018 CEO Performance Award due to the ongoing litigation then pending before the Delaware Supreme Court (together with its constituent and related litigation, “Tornetta”). Following the Delaware Supreme Court’s reinstatement of the 2018 CEO Performance Award, the 2025 CEO Interim Award was forfeited in its entirety in April 2026, as discussed in “Executive Compensation—Compensation Discussion and Analysis—Chief Executive Officer Compensation—Equity Compensation—2025 CEO Interim Award” below.

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

Equity Compensation

2025 CEO Interim Award

The Special Committee recognized the lack of meaningful compensation for Mr. Musk since the 2012 CEO Performance Award was last earned in 2017 as well as the continued uncertainty around a resolution in Tornetta and its impact on Mr. Musk’s ability to exercise the 2018 CEO Performance Award, and the Special Committee assessed the possibility of a good-faith payment in recognition of his accomplishments and to honor Tesla’s compensation promises. The Special Committee designed the 2025 CEO Interim Award to allow Tesla to immediately deliver the voting influence that Mr. Musk had stated that he desires, while requiring Mr. Musk to remain in a leadership role at Tesla over a two-year vesting period in order to maintain both the voting influence and the economics associated with the 2025 CEO Interim Award. The Special Committee ultimately determined that retaining and incentivizing Mr. Musk was of paramount importance to Tesla’s future and recommended that the Board of Directors approve the 2025 CEO Interim Award. On August 3, 2025, the Board of Directors approved an award of 96,000,000 shares of restricted stock to Mr. Musk under the Company’s 2019 Equity Incentive Plan.

The 2025 CEO Interim Award was scheduled to vest upon the second anniversary of August 3, 2025, subject to Mr. Musk remaining in continuous service as CEO or as an executive officer responsible for product development or operations (as approved by the Board’s disinterested directors) through such second anniversary. The 2025 CEO Interim Award also would have vested on an accelerated basis if Mr. Musk was serving either as our CEO or as an executive officer responsible for product development or operations upon a change in control or his death. However, the 2025 CEO Interim Award would be immediately forfeited and returned to the Company if, prior to vesting, there was a final, non-appealable judgment, order or decision of the Delaware courts with respect to the action captioned Tornetta v. Elon Musk et al., C.A. No. 2018-0408-KSJM (Del. Ch.), or any pending or future appeal, including In re Tesla, Inc. Derivative Litigation, Nos. 10, 2025, 11, 2025 (Del.) (a “Tornetta Decision Event”) that resulted in Mr. Musk becoming able to exercise in full the 2018 CEO Performance Award.

Following the Delaware Supreme Court’s reinstatement of the 2018 CEO Performance Award on December 19, 2025, reversing the Delaware Court of Chancery (the “Court of Chancery”) decision purporting to rescind the 2018 CEO Performance Award and the Court of Chancery’s final order on March 18, 2026 implementing such reversal, on April 21, 2026, the disinterested directors of the Board (with Mr. Elon Musk and Mr. Kimbal Musk recused), acting as administrator of the 2025 CEO Interim Award, approved the determination that the final order and judgment allowing Mr. Elon Musk to exercise the 2018 CEO Performance Award in full constituted a Tornetta Decision Event, resulting in the forfeiture of the 2025 CEO Interim Award by Mr. Musk on April 21, 2026.

2025 CEO Performance Award

Following Mr. Musk’s successful achievement of the 2018 CEO Performance Award, the Special Committee recognized that Tesla lacked a go-forward incentive for Mr. Musk to motivate him to focus on pursuing the Company’s long-term potential in line with the vision described in Master Plan Part IV. Building upon the successful framework of the 2018 CEO Performance Award, the Special Committee designed the 2025 CEO Performance Award to motivate Mr. Musk to lead Tesla through its next phase of transformational growth, as described in Master Plan Part IV. On September 3, 2025 (the “2025 CEO Performance Award Grant Date”), the Board of Directors granted 423,743,904 shares of performance-based restricted stock to Mr. Musk, which was approved on November 6, 2025 by our shareholders.

The 2025 CEO Performance Award is designed to retain and incentivize Mr. Musk by giving him the voting rights associated with the restricted common stock underlying the award as soon as such shares are earned but then requiring that Mr. Musk remains in service to vest in the economic benefits of the earned restricted common stock. Until such time as there are no shares under the 2025 CEO Performance Award that are not earned (the “Unearned Shares”), Mr. Musk’s Unearned Shares will vote proportionately to the votes of all other shares of our capital stock that are present and entitled to vote at any annual or special meeting (or similar action) of our shareholders (including Mr. Musk).

Generally, each of the 12 tranches of the 2025 CEO Performance Award will become “Earned Shares” upon Mr. Musk remaining in Eligible Service (as defined below) and the certification by disinterested directors that the following have been achieved: (i) the market capitalization milestone for such tranche and (ii) any one of the four operational milestones focused on strategic product goals (subject to deemed achievement for certain strategic product goals) or eight operational milestones focused on Adjusted EBITDA (clauses (i) and (ii), together the “Performance Milestones”). Mr. Musk will be able to direct the vote of such Earned Shares.

Tranche #	Number of Shares Subject to Tranche	Market Capitalization Milestones (2)	Operational Milestones	Achievement Status (3)
1	35,311,992	$2.0 trillion	Achievement of any 1 of the 12 Operational Milestones	-
2	35,311,992	$2.5 trillion	Achievement of any 2 of the 12 Operational Milestones	-
3	35,311,992	$3.0 trillion	Achievement of any 3 of the 12 Operational Milestones	-
4	35,311,992	$3.5 trillion	Achievement of any 4 of the 12 Operational Milestones	-
5	35,311,992	$4.0 trillion	Achievement of any 5 of the 12 Operational Milestones	-
6	35,311,992	$4.5 trillion	Achievement of any 6 of the 12 Operational Milestones	-
7	35,311,992	$5.0 trillion	Achievement of any 7 of the 12 Operational Milestones	-
8	35,311,992	$5.5 trillion	Achievement of any 8 of the 12 Operational Milestones	-
9	35,311,992	$6.0 trillion	Achievement of any 9 of the 12 Operational Milestones	-
10	35,311,992	$6.5 trillion	Achievement of any 10 of the 12 Operational Milestones	-
11	35,311,992	$7.5 trillion	Achievement of any 11 of the 12 Operational Milestones (1)	-
12	35,311,992	$8.5 trillion	Achievement of all 12 of the 12 Operational Milestones (1)	-
Total	423,743,904

(1)	The 11th and 12th tranches are earned upon the later of (i) the date on which the last Performance Milestone applicable to such tranche is completed and (ii) the date on which the disinterested members of the Board approve a framework for CEO succession developed by Mr. Musk.

(2)	Market capitalization milestones are measured on a trailing average basis over both a six-month period and a 30-day period. Achievement may also be measured over a one-year period in connection with the deemed achievement of certain product goals.
(3)	None of the tranches have become Earned Shares.

The operational milestones generally required for any shares to become Earned Shares are defined as follows:

Milestone #	Operational Milestones (3)
1	20 million Tesla vehicles delivered
2	10 million active FSD subscriptions
3	1 million bots delivered
4	1 million Robotaxis in commercial operation
5	$50 billion of Adjusted EBITDA
6	$80 billion of Adjusted EBITDA
7	$130 billion of Adjusted EBITDA
8	$210 billion of Adjusted EBITDA
9	$300 billion of Adjusted EBITDA
10	$400 billion of Adjusted EBITDA (4)
11	$400 billion of Adjusted EBITDA (4)
12	$400 billion of Adjusted EBITDA (4)

(3)	Adjusted EBITDA is defined in the Tesla, Inc. 2025 CEO Performance Award Agreement, dated as of September 3, 2025 (the “2025 CEO Performance Award Agreement”) as net income (loss) attributable to common stockholders before interest expense, provision (benefit) for income taxes, depreciation, amortization and impairment, stock-based compensation and digital assets gains and losses as reported in our financial statements on Forms 10-Q and 10-K (or other Exchange Act filings) filed with the SEC for the four consecutive fiscal quarters that immediately precede such determination date.
(4)	Meeting the last three Adjusted EBITDA operational milestones requires achieving Adjusted EBITDA of $400 billion in three non-overlapping periods, each made up of four consecutive quarters.

The vesting date for each tranche of shares depends on when such shares become Earned Shares, which is based on the achievement of Performance Milestones. Generally, shares earned prior to the 5th anniversary of the 2025 CEO Performance Award Grant Date vest on the 7.5th anniversary, and shares that are earned after the 5th anniversary of the 2025 CEO Performance Award Grant Date vest on the 10th anniversary (each such 7.5 and 10-year period, a “Post-Milestone Service Period”), in each case Mr. Musk must maintain continued employment either as our CEO or as an executive officer responsible for product development or operations through the applicable Post-Milestone Service Period (“Eligible Service”). Upon vesting, the vested shares will be reduced by an offset amount of $334.09 per share, unless Mr. Musk elects to pay such amounts in cash.

Shares in any tranche for which the Performance Milestones have not been achieved during the performance period will be forfeited automatically at the 10th anniversary of the 2025 CEO Performance Award Grant Date. Any unvested shares will be forfeited upon cessation of Eligible Service, except where Eligible Service is terminated without cause or due to death or disability, in which case Earned Shares will immediately vest. In a change in control of the Company, Unearned Shares may become Earned Shares based solely on market capitalization milestones as set out in the 2025 CEO Performance Award Agreement. Earned Shares will vest upon the change in control, and Unearned Shares will be automatically forfeited.

Mr. Musk must hold shares for five years after they become Earned Shares (regardless of whether such Earned Shares vest), subject to exceptions on or after vesting for (i) a change in control, (ii) satisfying taxes due in respect of vesting or (iii) transfers for estate planning purposes that involve a mere change of form or as may be permitted by our disinterested directors in their discretion consistent with our internal policies.

Historical Equity Awards

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

2018 CEO Performance Award

In January 2018, the Board of Directors granted a 10-year maximum term stock option to purchase 303,960,630 shares (as adjusted for the 2020 Stock Split and 2022 Stock Split) of Tesla’s common stock. The 2018 CEO Performance Award is divided equally among 12 separate tranches that were each equivalent to 1% of the issued and outstanding shares of Tesla’s common stock at the time of grant. Each of the 12 tranches of the 2018 CEO Performance Award vested upon certification by the Board that both (i) the market capitalization milestone for such tranche, which began at $100 billion for the first tranche and increased by increments of $50 billion thereafter and (ii) the achievement of specified operational milestones relating to profitability, were met.

As of the date of this filing, all of the milestones have been achieved and certified by our Board. Consequently, all 12 of the 12 tranches under the 2018 CEO Performance Award, corresponding to options to purchase an aggregate 303,960,630 shares of Tesla’s common stock, have vested and become exercisable, subject to Mr. Musk’s payment of the exercise price of $23.34 per share.

On April 21, 2026, the Board approved the Company’s entry into an agreement with Mr. Musk (the “Implementation Agreement”) implementing a process for Mr. Musk’s exercise of the 2018 CEO Performance Award.

The Implementation Agreement imposes a service-based vesting condition on the restricted shares of common stock to be issued to Mr. Musk upon exercise of the 2018 CEO Performance Award, requiring him to remain in continuous service as CEO or as an executive officer responsible for product development or operations (as approved by the Board’s disinterested directors) through January 19, 2028 and commences a five-year holding period on the vesting date. The restricted shares, once issued, will vest on an accelerated basis if Mr. Musk is serving either as our CEO or as an executive officer responsible for product development or operations upon a change in control, or upon his death, disability or termination without cause. It also provides that Mr. Musk may satisfy the exercise price of the 2018 CEO Performance Award by electing net settlement by the Company or paying cash (or a combination of both) and provides for cooperation between the Company and Mr. Musk to create a mutually-agreeable plan to address Mr. Musk’s satisfaction of applicable tax obligations. To the extent such a plan is not agreed upon by the Company and Mr. Musk 180 days prior to the scheduled vesting date or upon accelerated vesting of the restricted shares, the Implementation Agreement provides Mr. Musk with the right to satisfy up to 50% of his tax obligations through net settlement and the remainder in a method approved by the Company.

Realized Compensation

For purposes of the table in “Summary Compensation Table” under this Item 11 below, we are required to report pursuant to applicable SEC rules any equity award grants to Mr. Musk at values determined as of their respective grant dates and which are driven by certain assumptions prescribed by Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation–Stock Compensation” (“ASC Topic 718”). Moreover, we are required to report in “Pay Ratio Disclosure” under this Item 11 below (i) Mr. Musk’s annual total compensation, (ii) the median of the annual total compensation of all Tesla employees qualifying for this analysis, other than Mr. Musk, in each case calculated pursuant to the methodology used for the table under “Summary Compensation Table,” and (iii) the ratio of the former to the latter.

In addition, we are required to report in “2025 Option Exercises and Stock Vested” under this Item 11 below an amount for the “value realized” upon: (i) any exercise by Mr. Musk of a stock option, which is based on the difference between the market price of the underlying shares at the time of exercise and the exercise price of the stock option, and (ii) any vesting of a restricted stock or restricted stock unit award, based on the market price of the award at the time of vesting. Such amount is required to be reported even if Mr. Musk does not actually receive any cash from such exercise or vesting, either because he does not also sell any shares or because he sells only a number of shares sufficient to cover the related tax liabilities resulting from the exercise or vesting.

As a result, there may be a significant disconnect between what is reported as compensation for Mr. Musk in a given year in such sections and the value actually realized as compensation in that year or over a period of time. Moreover, the vast majority of compensation in respect of past equity award grants to Mr. Musk, including the 2012 CEO Performance Award, the 2018 CEO Performance Award and the 2025 CEO Performance Award, were structured to be incentives for future performance with their value realizable only if Tesla’s stock price appreciated compared to the dates of the grants, and if applicable vesting requirements were achieved.

To supplement the disclosures in “Summary Compensation Table,” “Pay Ratio Disclosure” and “2025 Option Exercises and Stock Vested” under this Item 11 below, we have included the following table, which shows the total realized compensation of Mr. Musk for the last three fiscal years, as well as the ratio of Mr. Musk’s realized compensation to the median of the annual total compensation of all other Tesla employees qualifying for this analysis as reported under “Pay Ratio Disclosure.” Realized compensation is not a substitute for reported compensation in evaluating our compensation structure, but we believe that realized compensation is an important factor in understanding that the value of compensation that Mr. Musk ultimately realizes is dependent on a number of additional factors, including: (i) the vesting of certain of his equity awards only upon the successful achievement of a number of market capitalization increase and operational milestone targets; (ii) the fact that Mr. Musk does not receive any cash if he does not actually sell shares and thereby reduce his investment in us, and he does not receive any cash to the extent that he sells only shares sufficient to cover income taxes with respect to his awards (including stock options exercised solely to avoid their expiration in accordance with their terms); and (iii) the then-current market value of our common stock at the times at which Mr. Musk may elect to actually sell his shares.

Year	“Total Compensation” of CEO, as Reported in Summary Compensation Table Below ($)		“Value Realized on Exercise or Vesting of Awards” of CEO, as Reported in Option Exercises and Stock Vested Table Below ($)		Median Annual Total Compensation of all Qualifying Non- CEO Employees, as reported in Pay Ratio Disclosure Section Below ($)	Total CEO Realized Compensation ($)(1)	Ratio of Total CEO Realized Compensation to Median Annual Total Compensation of all Qualifying Non- CEO Employees
2025	158,359,009,867	(2)	—		62,786	—	0.00:1
2024	—		—		57,243	—	0.00:1
2023	—		1,861,335	(3)	45,811	—	0.00:1

(1)	“Total CEO realized compensation” for a given year is defined as (i) the amounts reported for Mr. Musk in “Summary Compensation Table” under this Item 11 below under the columns “Salary,” “Bonus,” “Non-Equity Incentive Plan Compensation” and “All Other Compensation,” plus (ii) with respect to any stock option exercised by Mr. Musk in such year in connection with which shares of stock were also sold other than to satisfy any resulting tax liability, the difference between the market price of such shares at the time of exercise and the applicable exercise price of the option, plus (iii) with respect to any restricted stock or restricted stock unit vested by Mr. Musk in such year in connection with which shares of stock were also sold other than automatic sales to satisfy any withholding obligations related to such vesting, the market price of such shares at the time of vesting, plus (iv) any cash actually received by Mr. Musk in respect of any shares sold to cover tax liabilities as described in (ii) and (iii) above, following the payment of such tax liabilities.
(2)	Includes $132,298,849,867, the maximum grant date fair value attributed to the 2025 CEO Performance Award (assuming all performance conditions will be achieved), and $26,060,160,000, the grant date fair value attributed to the 2025 CEO Interim Award, which was forfeited in its entirety in April 2026. Any shares that vest under the 2025 CEO Performance Award will be offset by a number of shares equal to $334.09 per vested share, unless Mr. Musk elects to pay such offset amount in cash. Mr. Musk would have paid a purchase price of $23.34 per share of restricted stock that vested under the 2025 CEO Interim Award. The 2025 CEO Performance Award is discussed in “Executive Compensation—Compensation Discussion and Analysis—Chief Executive Officer Compensation—Equity Compensation—2025 CEO Performance Award” above.
(3)	Reflects the exercise of vested stock options granted as part of a company-wide patent incentive program, and which were scheduled to expire in 2023. Mr. Musk paid the exercise price and applicable taxes in cash, and did not sell any of the resulting shares.

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

Other Information

On June 4, 2018, a Tesla shareholder filed a shareholder derivative complaint in the Court of Chancery against Mr. Musk and certain current and former Tesla directors in connection with the Board’s approval of the 2018 CEO Performance Award. On January 30, 2024, the Court of Chancery issued a post-trial opinion that granted the plaintiff’s request that the 2018 CEO Performance Award be fully rescinded. In addition, following the recommendation of a special committee of the Board, the Board (with Messrs. Elon Musk and Kimbal Musk recusing themselves) determined that the ratification of the 2018 CEO Performance Award was in the best interests of the Company and its shareholders, approved the ratification (the “Ratification”) of the 2018 CEO Performance Award, directed that the Ratification be submitted to the shareholders at the 2024 annual meeting, and recommended that shareholders approve the Ratification. The Ratification was approved by the shareholders at the 2024 annual meeting. Following the Ratification, the director defendants, joined by Tesla, requested that the Court of Chancery revise its decision to rescind the 2018 CEO Performance Award. On December 2, 2024, the Court of Chancery rejected the request to revise its decision and awarded plaintiff’s counsel fees in the amount of $345 million. A final judgment was entered by the Court of Chancery, and the director defendants and Tesla appealed the decisions to the Delaware Supreme Court. On December 19, 2025, the Delaware Supreme Court reversed the Court of Chancery’s judgment. The Supreme Court held that the rescission of the 2018 CEO Performance Award was improper, awarded Tesla nominal damages of $1, and reduced the attorneys’ fee award. On January 6, 2026, the Supreme Court issued its mandate to the Court of Chancery, and on March 18, 2026, the Court of Chancery entered its Amended Final Order and Judgment, awarding Tesla $1 in nominal damages and plaintiff’s counsel approximately $65 million inclusive of all fees, costs and post-trial interest.

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

Summary Compensation Table

The following table presents information concerning the total compensation of our named executive officers for each of the last three fiscal years.

							Non-Equity
				Stock		Option	Incentive Plan	All Other
		Salary	Bonus	Awards		Awards	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)	($)(1)		($)(2)	($)	($)		($)
Elon Musk	2025	—	—	158,359,009,867	(3)	—	—	—		158,359,009,867
Technoking of Tesla and	2024	—	—	—		—	—	—		—
Chief Executive Officer	2023	—	—	—		—	—	—		—
Vaibhav Taneja	2025	400,000	—	—		—	—	3,000	(4)	403,000
Chief Financial Officer	2024	303,846	—	26,136,809		113,029,280	—	3,000		139,472,935
	2023	275,000	—	—		—	—	3,000		278,000
Tom Zhu	2025	364,338	—	—		—	—	11,984	(5)	376,322
SVP, APAC and Global	2024	350,000	—	—		—	—	168,250		518,250
Vehicle Manufacturing	2023	381,009	—	—		31,641,961	—	545,868		32,568,838

(1)	This column reflects the aggregate grant date fair value computed in accordance with ASC Topic 718 of the restricted stock and restricted stock units granted to the named executive officers. The assumptions used in the valuation of these awards are set forth in Note 11, Equity Incentive Plans, to the consolidated financial statements included in the Original Form 10-K. These amounts do not necessarily correspond to the actual value that may be recognized by the named executive officers, which depends, among other things, on the market value of our common stock appreciating from that on the grant date(s) of the restricted stock or restricted stock units.
(2)	This column reflects the aggregate grant date fair value computed in accordance with ASC Topic 718 of the options to purchase shares of our common stock granted to the named executive officers. The assumptions used in the valuation of these awards are set forth in Note 11, Equity Incentive Plans, to the consolidated financial statements included in the Original Form 10-K. These amounts do not necessarily correspond to the actual value that may be recognized by the named executive officers, which depends, among other things, on the market value of our common stock appreciating from that on the grant date(s) of the option(s).
(3)	Includes $132,298,849,867, the maximum grant date fair value attributed to the 2025 CEO Performance Award (assuming all performance conditions will be achieved), and $26,060,160,000, the grant date fair value attributed to the 2025 CEO Interim Award, which was forfeited in its entirety in April 2026. Any shares that vest under the 2025 CEO Performance Award will be offset by a number of shares equal to $334.09 per vested share, unless Mr. Musk elects to pay such offset amount in cash. Mr. Musk would have paid a purchase price of $23.34 per share of restricted stock that vested under the 2025 CEO Interim Award. The 2025 CEO Performance Award is discussed in “Executive Compensation—Compensation Discussion and Analysis—Chief Executive Officer Compensation—Equity Compensation—2025 CEO Performance Award” above. The 2025 CEO Interim Award is discussed in “Executive Compensation—Compensation Discussion and Analysis—Chief Executive Officer Compensation—Equity Compensation—2025 CEO Interim Award” above.
(4)	Reflects matching contributions made under the Tesla 401(k) Plan based on the named executive officer’s fiscal year 2025 contributions.
(5)	All Other Compensation consists of $11,984 for tax assistance reimbursement payments for 2025 taxes (such payments were made in Chinese yuan and converted to U.S. dollars based on the average U.S. dollar/Chinese yuan exchange rate in 2025, which was approximately 7.13).

Grants of Plan-Based Awards in 2025

The following table presents information concerning each grant of an award made to a named executive officer in fiscal year 2025 under any plan.

					Estimated	Estimated
					Future	Future
					Payouts	Payouts
					Under	Under	All Other	All Other
					Non-Equity	Equity	Stock	Option	Exercise or		Grant
					Incentive	Incentive	Awards:	Awards:	Base		Date Fair
					Plan Awards	Plan Awards	Number of	Number of	Price	Closing	Value/
			Board		Threshold	Threshold	Shares of	Securities	of Option	Market	Incremental
			Approval		Target	Target	Stock or	Underlying	Awards	Price	Fair
Name	Grant Date(1)		Date		Maximum	Maximum	Units	Options	($/sh)	(if different)	value ($)
Elon Musk	11/6/2025	(2)	9/3/2025	(2)	—	423,743,904	—	—	—	—	132,298,849,867
Elon Musk	8/15/2025	(3)	8/3/2025	(3)	—	—	96,000,000	—	—	—	26,060,160,000

(1)	The vesting schedule applicable to each outstanding award is set forth in “Executive Compensation— Outstanding Equity Awards at 2025 Fiscal Year-End” below. For additional information regarding when the shares in the 2025 CEO Performance Award will become Earned Shares and when such Earned Shares will vest, see “Compensation Discussion and Analysis—Chief Executive Officer Compensation—Equity Compensation–2025 CEO Performance Award.”
(2)	The grant of the 2025 CEO Performance Award was approved by the Board on September 3, 2025, on which date the $334.09 per vested share offset amount in the terms of such award was determined, and subsequently approved by Tesla’s shareholders on, and issued on, November 6, 2025, following receipt of all necessary approvals.
(3)	The grant of the 2025 CEO Interim Award was approved by the Board on August 3, 2025, with a purchase price of $23.34 per share of restricted stock that vests, and was issued on August 15, 2025 following receipt of all necessary governmental approvals. The 2025 CEO Interim Award was forfeited in its entirety in April 2026.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table presents information concerning unexercised options, unvested restricted stock and unvested restricted stock unit awards for each named executive officer outstanding as of the end of fiscal year 2025.

			Option Awards					Stock Awards
					Equity
					Incentive
					Plan
					Awards:			Number of	Market
			Number of	Number of	Number of			Shares or	Value of	Equity Incentive Plan	Equity Incentive Plan
			Securities	Securities	Securities			Units of	Shares or	Awards: Number of	Awards: Market or
			Underlying	Underlying	Underlying			Stock That	Units of Stock	Unearned Shares,	Payout Value of
			Unexercised	Unexercised	Unexercised	Option	Option	Have Not	That Have	Units or Other Rights	Unearned Shares, Units
			Options (#)	Options (#)	Unearned	Exercise	Expiration	Vested	Not Vested	That Have Not	or Other Rights That
Name	Grant Date		Exercisable	Unexercisable	Options (#)	Price ($)	Date	(#)	($)(1)	Vested (#)	Have Not Vested ($)(1)
Elon Musk	11/6/2025	(2)	—	—	—	—	—	—	—	423,743,904	190,566,108,507
	8/15/2025	(3)	—	—	—	—	—	96,000,000	43,173,120,000	—	—
	3/21/2018	(4)	303,960,630	—	—	23.34	1/20/2028	—	—	—	—
Vaibhav Taneja	10/31/2024	(5)	254,986	686,501	—	249.85	10/31/2034	—	—	—	—
	10/31/2024	(6)	—	—	—	—	—	71,920	32,343,862	—	—
	10/19/2020	(7)	154,095	—	—	143.61	10/19/2030	—	—	—	—
	4/19/2019	(8)	716,245	—	—	18.22	4/19/2029	—	—	—	—
	10/16/2018	(9)	10,575	—	—	18.44	10/16/2028	—	—	—	—
	11/13/2017	(10)	13,860	—	—	21.03	11/13/2027	—	—	—	—
Tom Zhu	5/19/2023	(11)	226,040	113,020	—	180.14	05/19/2033	—	—	—	—
	10/19/2020	(7)	616,377	—	—	143.61	10/19/2030	—	—	—	—
	7/19/2019	(12)	373,760	—	—	17.22	7/19/2029	—	—	—	—
	4/19/2019	(13)	486,045	—	—	18.22	4/19/2029	—	—	—	—
	10/16/2018	(9)	155,100	—	—	18.44	10/16/2028	—	—	—	—
	8/20/2018	(14)	280,650	—	—	20.57	8/20/2028	—	—	—	—

(1)	The market value of unvested restricted stock and unvested restricted stock units is calculated by multiplying the number of shares of unvested restricted stock and the number of unvested restricted stock units held by the applicable named executive officer by the closing price of our common stock on December 31, 2025, which was $449.72.
(2)	The grant of the 2025 CEO Performance Award was approved by the Board on September 3, 2025, on which date the $334.09 per vested share offset amount in the terms of such award was determined, and subsequently approved by Tesla’s shareholders on November 6, 2025. None of the shares of performance-based restricted stock under the 2025 CEO Performance Award have become Earned Shares. For additional information regarding when the shares in the 2025 CEO Performance Award will become Earned Shares and when such Earned Shares will vest, see “Compensation Discussion and Analysis—Chief Executive Officer Compensation—Equity Compensation–2025 CEO Performance Award.”
(3)	The grant of the 2025 CEO Interim Award was approved by the Board on August 3, 2025, with a purchase price of $23.34 per share of restricted stock that vests, and was issued on August 15, 2025 following receipt of all necessary governmental approvals. The 2025 CEO Interim Award was scheduled to vest upon the second anniversary of August 3, 2025, subject to Mr. Musk remaining in continuous service as CEO or as an executive officer responsible for product development or operations (as approved by the Board’s disinterested directors) through such second anniversary. The 2025 CEO Interim Award was forfeited in its entirety in April 2026.
(4)	1/12th of the total number of shares subject to the option became vested and exercisable each time: (i) our market capitalization increased initially to $100.0 billion for the first tranche, and by an additional $50.0 billion for each tranche thereafter; and (ii) one of 16 specified operational milestones relating to total revenue or adjusted EBITDA (other than any operating milestone that previously counted towards the vesting of another tranche) was attained, subject to Mr. Musk’s continued service to us as either CEO or as both Executive Chairman and Chief Product Officer, with the CEO reporting to him, at each such vesting event. See “Compensation Discussion and Analysis—Chief Executive Officer Compensation—Equity Compensation—2018 CEO Performance Award” under this Item 11 above.
(5)	1/48th of the aggregate shares subject to the option became vested and exercisable on December 5, 2024, and 1/48th of the shares subject to the option became vested and exercisable each month thereafter, subject to the grantee’s continued service to us on each such vesting date.
(6)	1/16th of this award vested on December 5, 2024, and 1/16th of this award vests every three months thereafter, subject to the grantee’s continued service to us on each such vesting date.
(7)

1/48th of the shares subject to the option became vested and exercisable on December 5, 2020, and 1/48th of the shares subject to the option became vested and exercisable every month thereafter until fully vested.

(8)	1/8th of the shares subject to the option became vested and exercisable on September 13, 2019, and 1/48th of the shares subject to the option became vested and exercisable each month thereafter.
(9)	1/60th of the shares subject to the option became vested and exercisable on November 1, 2018, and 1/60th of the shares subject to the option became vested and exercisable each month thereafter.
(10)	1/24th of the shares subject to the option vested on November 13, 2017, and 1/48th of the shares subject to the option became vested and exercisable each month thereafter.
(11)	1/48th of the shares subject to the option became vested and exercisable on May 19, 2023, and 1/48th of the shares subject to the option became vested and exercisable each month thereafter, subject to the grantee’s continued service to us on each such vesting date.
(12)	1/60th of the shares subject to the option became vested and exercisable on July 24, 2019, and 1/60th of the shares subject to the option became vested and exercisable each month thereafter.
(13)	1/4th of the shares subject to the option each became vested and exercisable upon the Company’s achievement of certain performance objectives set forth in the option agreements.
(14)	With respect to 150,000 shares subject to the option, 1/48th of such shares became vested and exercisable upon the Company’s achievement of certain performance objectives set forth in the option agreements, and 1/48th of the shares became vested and exercisable on each monthly anniversary thereafter, and with respect to 225,000 shares subject to the option, 1/60th of such shares became vested and exercisable on August 20, 2018, and 1/60th of the shares became vested and exercisable each month thereafter.

2025 Option Exercises and Stock Vested

The following table presents information concerning each exercise of stock options and vesting of stock awards during fiscal year 2025 for each of the named executive officers.

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares	Value Realized on
	Acquired on Exercise	Exercise	Acquired on Vesting	Vesting
Name	(#)	($)(1)	(#)	($)(2)
Vaibhav Taneja	48,000	15,033,838	26,152	8,954,706
Tom Zhu	15,000	4,548,562	—	—

(1)	Reflects the product of the number of shares of stock subject to the exercised option multiplied by the difference between the market price of our common stock at the time of exercise on the exercise date and the exercise price of the option.
(2)	Reflects the product of the number of shares of stock vested multiplied by the market price of our common stock on the vesting date.

Potential Payments Upon Termination or Change in Control

As of December 31, 2025, we do not have an employment agreement for any specific term with any of our named executive officers. Moreover, we do not have any contract, agreement, plan or arrangement that would result in payments to a named executive officer at, following, or in connection with any termination of employment, including resignation, severance, retirement or a constructive termination of employment of a named executive officer, or a change in control of Tesla or a change in the named executive officer’s responsibilities, other than the 2025 CEO Performance Award, and, prior to its forfeiture in its entirety in April 2026, the 2025 CEO Interim Award, as described in “Executive Compensation—Compensation Discussion and Analysis—Chief Executive Officer Compensation—Equity Compensation—2025 CEO Performance Award” and “Executive Compensation—Compensation Discussion and Analysis—Chief Executive Officer Compensation—Equity Compensation—2025 CEO Interim Award” above, respectively. However, no portion of the 2025 CEO Performance Award would have vested if Mr. Musk’s service had terminated without cause or due to death or disability on December 31, 2025 because none of the shares of performance-based restricted stock under the 2025 CEO Performance Award had become Earned Shares prior to such date, and the vesting of the 2025 CEO Performance Award based solely upon the achievement of market capitalization milestones as measured at the time of a change in control of Tesla, by its nature, cannot be estimated at this time. The 2025 CEO Interim Award would have vested upon the occurrence of a change in control or Mr. Musk’s death on December 31, 2025, and such vesting would require his payment of a purchase price of $23.34 per share of restricted stock that vests. Using the closing price of our common stock on December 31, 2025 ($449.72), the estimated value of such vesting of the 2025 CEO Interim Award, less the aggregate purchase price payable by Mr. Musk ($2,240,640,000), is $40,932,480,000. However, the 2025 CEO Interim Award was forfeited in its entirety in April 2026. The Implementation Agreement, which includes provisions for vesting in connection with certain terminations of employment and change in control, was entered into after December 31, 2025, as described in “Executive Compensation—Compensation Discussion and Analysis—Chief Executive Officer Compensation—Historical Equity Awards—2018 CEO Performance Award.”

Pay Ratio Disclosure

Tesla is committed to fair and competitive compensation for our employees. Moreover, Elon Musk, the Technoking of Tesla and our Chief Executive Officer, has agreed to a compensation arrangement in the 2025 CEO Performance Award that is substantially tied to the appreciation of our market capitalization and achievement of certain performance milestones. Because equity awards are generally made available to Tesla employees, this also means that Mr. Musk’s compensation is tied to the success of Tesla employees. We are providing a ratio of (i) Mr. Musk’s 2025 annual total compensation to (ii) the median of the 2025 annual total compensation of all applicable qualifying Tesla employees other than Mr. Musk, in each case calculated pursuant to the disclosure requirements of “Summary Compensation Table” above. However, these amounts rely on assumptions and projections made pursuant to accounting rules and which are not necessarily indicative of the actual value that was or may be realized. In particular, the vast majority of the 2025 annual total compensation for Mr. Musk reflects an accounting-driven valuation for the 2025 CEO Performance Award, as to which no shares have vested as of the date of this filing, and which, upon vesting, is further subject to an offset of a number of shares equal to $334.09 per vested share, unless Mr. Musk elects to pay such offset amount in cash. In addition, the 2025 annual total compensation includes the value of the 2025 CEO Interim Award of approximately $26.1 billion, which was forfeited in its entirety in April 2026.

Mr. Musk’s 2025 annual total compensation, as reported under “Summary Compensation Table,” was $158,359,009,867, the vast majority of which reflects an accounting-driven valuation for the 2025 CEO Performance Award, as explained above. The median 2025 annual total compensation of all other qualifying employees, as determined pursuant to the methodology set forth below, was $62,786. Consequently, the applicable ratio of such amounts for 2025 was 2,522,203:1. However, using the Total CEO realized compensation for 2025, such ratio was 0.00:1.

Our methodology for identifying the median of the 2025 annual total compensation for each individual other than Mr. Musk was as follows:

•	We selected December 31, 2025, which is within the last three months of 2025, as the date upon which we would identify the “median employee” because it enabled us to make such identification in a reasonably efficient and economical manner.

•	We determined that as of December 31, 2025, Tesla and all of our subsidiaries had 135,623 individuals qualifying for this analysis (full-time, part-time and temporary employees other than Mr. Musk, subject to the following bullet), of which approximately 43% were based outside of the U.S. and approximately 33% were production line employees.

•	We did not include in the population of qualifying individuals any employees of staffing agencies whose compensation is determined by such agencies.

•	We applied the requirements and assumptions required for the table under “Summary Compensation Table” above for each of such individuals to calculate the total annual compensation, including base salary or wages, performance-based commission payments, and equity awards based on their grant date fair values.

•	We converted any payment earned or paid in a foreign currency to U.S. dollars using the average of the prevailing conversion rates for the month of December 2025.

•	We selected the median of all total annual compensation amounts calculated in accordance with the foregoing.

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

Compensation of Directors

2025 Director Compensation Table

The following table provides information concerning the compensation paid by us to each of our non-employee directors who served during any part of fiscal year 2025. Elon Musk, who is a named executive officer, does not receive additional compensation for his services as a director.

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

Fees Earned or
	Paid in Cash	Option Awards	All Other	Total
Name	($)(1)	($)(2)(3)	Compensation ($)	($)
Robyn Denholm	—	—	—	—
Ira Ehrenpreis	—	—	—	—
Joe Gebbia	—	—	—	—
Jack Hartung	—	—	—	—
James Murdoch	—	—	—	—
Kimbal Musk	—	—	—	—
JB Straubel	—	—	—	—
Kathleen Wilson-Thompson	—	—	—	—

(1)	Reflects cash compensation for service on the Board and/or its applicable committees pursuant to Tesla’s outside director compensation policy (the “Director Compensation Policy”) and/or for service as Chair of the Board as previously approved by the Board, as applicable. The earning and payment of cash retainer payments payable to outside directors may be waived in whole or part at the election of the director. All eight of the outside directors have requested that the Company eliminate the future payment of all of their cash retainer amounts for service on the Board unless the director notifies otherwise.
(2)	As of December 31, 2025, the aggregate number of shares underlying option awards outstanding for each of our non-employee directors with such awards was:

Aggregate Number of
Shares Underlying
Name	Options Outstanding
Robyn Denholm	49,387
Ira Ehrenpreis	—
Joe Gebbia	—
Jack Hartung	—
James Murdoch	—
Kimbal Musk	—
JB Straubel	—
Kathleen Wilson-Thompson	120,948

(3)	Reflects stock option grants for service on the Board or as members or chairs of Board committees that were automatically granted pursuant to the Director Compensation Policy. In June 2021, the Board unanimously adopted a resolution to forego any automatic grants of annual stock option awards under the Director Compensation Policy or otherwise previously approved by the Board (the “Board Stock Option Grants”) until July 2022 unless the Board earlier acts to amend the Director Compensation Policy or otherwise amends such resolution. In May 2022, the Board agreed to further forego the Board Stock Options Grants until the Board earlier acts to amend the Director Compensation Policy or otherwise amends such resolution. Under a July 2023 Stipulation and Agreement of Compromise and Settlement (the “Detroit Settlement Agreement”) in connection with a derivative action brought by a purported Tesla stockholder regarding compensation awards granted to Tesla’s directors, other than Elon Musk, between 2017 and 2020, the Board agreed to permanently forego the Board Stock Option Grants for 2021 and 2022, and to forgo any compensation for Board service for 2021 and 2022. Ms. Denholm, Mr. Ehrenpreis, Mr. Kimbal Musk, Mr. Murdoch and Ms. Wilson-Thompson also waived any compensation for Board service for 2023. See “Other Information” below for additional information regarding the Detroit Settlement Agreement.

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

Other Information

Historically, the terms of our non-employee director stock option awards provided that, if following a change in control of Tesla, the service of a non-employee director were terminated, all unvested stock options granted to the director would fully vest and become immediately exercisable. There are currently no unvested stock option awards held by non-employee directors.

Non-employee directors may also have their travel, lodging and related expenses associated with attending Board or Board committee meetings reimbursed by Tesla.

On June 17, 2020, a purported Tesla stockholder filed a derivative action in the Court of Chancery, purportedly on behalf of Tesla, against certain of Tesla’s current and former directors regarding compensation awards granted to Tesla’s directors, other than Elon Musk, between 2017 and 2020. The suit asserts claims for breach of fiduciary duty and unjust enrichment and seeks declaratory and injunctive relief, unspecified damages and other relief.

On July 14, 2023, the parties filed the Detroit Settlement Agreement, which does not involve an admission of any wrongdoing by any party. In a January 13, 2025 final judgment, the Court of Chancery approved the settlement, and over Tesla’s objection, awarded plaintiff’s counsel fees in the amount of approximately $176 million.

Tesla appealed the amount of the attorneys’ fee award to the Delaware Supreme Court. On January 30, 2026, the Delaware Supreme Court agreed with Tesla’s appeal and reduced the attorneys’ fee award from $176 million to $71 million. The Supreme Court also affirmed the Court of Chancery’s approval of the Detroit Settlement Agreement.

In May 2025, the Company implemented certain provisions of the Detroit Settlement Agreement by cancelling the options requiring cancellation under its terms.

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

In order to mitigate the risk of forced sales of pledged shares, the Board has a policy that limits pledging of Tesla stock by our directors and executive officers. Pursuant to this policy, directors and executive officers may pledge their stock (exclusive of options, warrants, restricted stock units or other rights to purchase stock) as collateral for loans and investments, provided that the maximum aggregate loan or investment amount collateralized by such pledged stock does not exceed, (i) with respect to our CEO, the lesser of $3.5 billion or twenty-five percent (25%) of the total value of the pledged stock, or (ii) with respect to our directors and officers other than our CEO, fifteen percent (15%) of the total value of the pledged stock. Notwithstanding such limitations, to facilitate the orderly disposition of shares and avoid market disruption, the 2025 CEO Performance Award and the Implementation Agreement each provide that our CEO may pledge any shares of common stock that he beneficially owns (including, without limitation, shares awarded under the 2025 CEO Performance Award and the 2018 CEO Performance Award) for the purposes of satisfying the payment of taxes attributable to required tax withholding or any Offset Amount due in respect of the 2025 CEO Performance Award or the 2018 CEO Performance Award.

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

See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Ownership of Securities” under Item 12 below for information regarding any shares pledged by our directors or executive officers as of December 31, 2025; however, such pledging does not indicate the extent to which there may be actual borrowings against such shares as of such date, which may be substantially less than the value of the shares pledged. As of December 31, 2025, based on written representations of our directors and executive officers to the Company, the aggregate loan or investment amount collateralized by our directors and executive officers’ pledged shares was less than 1% of the total value of the pledged shares.

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

Compensation Committee Interlocks and Insider Participation

Robyn Denholm, Ira Ehrenpreis and Kathleen Wilson-Thompson served as members of the Compensation Committee during 2025. None of such persons is or was formerly an officer or an employee of Tesla. See “Certain Relationships and Related Person Transactions and Director Independence—Related Person Transactions” under Item 13 below for certain transactions involving Tesla in which members of the Compensation Committee may potentially be deemed to have an indirect interest.

During 2025, no interlocking relationships existed between any member of Tesla’s Board or Compensation Committee and any member of the board of directors or compensation committee of any other company.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes the number of securities underlying outstanding options, stock awards, warrants and rights granted to employees and directors, as well as the number of securities remaining available for future issuance, under Tesla’s equity compensation awards as of December 31, 2025.

(c)
Number of securities
	(a)			remaining available for
	Number of securities		(b)	future issuance under
	to be issued upon		Weighted-average	equity compensation
	exercise of outstanding		exercise price of	plans (excluding
	options, warrants and		outstanding options,	securities reflected in
	rights		warrants and rights	column (a))
Plan category	(#)(1)		($)(2)	(#)
Equity compensation plans approved by security holders	361,118,046		47.58	158,290,410	(3)
Equity compensation plans not approved by security holders	150	(4)	—	—
Total	361,118,196		47.58	158,290,410

(1)	Consists of options to purchase shares of our common stock, including the 2018 CEO Performance Award, and restricted stock unit awards representing the right to acquire shares of our common stock. Does not include shares of restricted stock that have been issued under the 2025 CEO Performance Award and the 2025 CEO Interim Award (which was forfeited in its entirety in April 2026).
(2)	The weighted average exercise price is calculated based solely on the outstanding stock options. It does not take into account the shares issuable upon vesting of outstanding restricted stock unit awards, which have no exercise price.
(3)	Consists of 64,682,073 shares remaining available for issuance under the Tesla, Inc. Amended and Restated 2019 Equity Incentive Plan, and 93,608,337 shares remaining available for issuance under the Tesla, Inc. 2019 Employee Stock Purchase Plan.
(4)	Consists of outstanding restricted stock unit awards that were assumed in connection with acquisitions. No additional awards may be granted under the plans pursuant to which such awards were initially granted.

Ownership of Securities

The following table sets forth certain information regarding the beneficial ownership of Tesla’s common stock, as of December 31, 2025, for the following:

•	each person (or group of affiliated persons) who is known by us to beneficially own 5% of the outstanding shares of our common stock;

•	each of our non-employee directors;

•	each of our current executive officers named in the Summary Compensation Table in Item 11 above; and

•	all current directors and executive officers of Tesla as a group.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options or other convertible securities held by that person or entity that are currently exercisable or exercisable within 60 days of December 31, 2025. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Applicable percentage ownership is based on 3,752,191,774 shares of Tesla’s common stock outstanding at December 31, 2025.

Unless otherwise indicated, all persons named below can be reached at Tesla, Inc., 1 Tesla Road, Austin, Texas 78725.

		Percentage
	Shares	of Shares
	Beneficially	Beneficially
Beneficial Owner Name	Owned	Owned (1)
5% Shareholders
Elon Musk(2)	717,112,739	20.3%
The Vanguard Group(3)	229,805,491	6.1%
BlackRock, Inc.(4)	188,797,465	5.0%
Named Executive Officers & Directors
Elon Musk(2)	717,112,739	20.3%
Vaibhav Taneja(5)	1,313,822	*
Tom Zhu(6)	2,206,763	*
Robyn Denholm(7)	134,387	*
Ira Ehrenpreis	855,394	*
Joe Gebbia(8)	4,111	*
Jack Hartung	-	*
James Murdoch(9)	794,306	*
Kimbal Musk(10)	1,376,373	*
JB Straubel	-	*
Kathleen Wilson-Thompson(11)	126,348	*
All current executive officers and directors as a group (11 persons)(12)	723,924,243	20.5%

*              Represents beneficial ownership of less than 1%.

(1)	Unless specified in the footnotes below, no adjustments have been made to the shares outstanding for purposes of calculating the beneficial ownership percentages included in this table.
(2)

Includes (i) 413,152,109 shares held by the Elon Musk Revocable Trust dated July 22, 2003 and (ii) 303,960,630 shares issuable to Mr. Musk upon exercise of options exercisable within 60 days after December 31, 2025, which are the subject of the Implementation Agreement, pursuant to which such shares, once issued, will be subject to a service-based forfeiture condition in accordance with the terms of the Implementation Agreement, but will otherwise be issued and outstanding and carry voting rights that may be exercised by Mr. Musk. Amounts do not include 96,000,000 shares of restricted common stock issued to Mr. Musk pursuant to the 2025 CEO Interim Award, which were forfeited on April 21, 2026 as a result of a Tornetta Decision Event (as defined in the 2025 CEO Interim Award). Because the shares that Mr. Musk could keep under the 2025 CEO Interim Award and the 2018 CEO Performance Award could not exceed the total number of options underlying the 2018 CEO Performance Award, the calculation herein includes the 2018 CEO Performance Award but excludes the 2025 CEO Interim Award to avoid double counting. Amounts also do not include 423,743,904 shares of restricted stock granted to Mr. Musk pursuant to the 2025 CEO Performance Award, which shares are subject to a voting agreement (the “Voting Agreement”) and over which an irrevocable proxy has been given to Tesla’s secretary to vote the shares proportionately to the votes of other shareholders, including Mr. Musk, in accordance with the terms of the Voting Agreement. As such, Mr. Musk does not have dispositive or voting control over these shares. Corresponding adjustments have been made to the shares outstanding for purposes of calculating the percentage of shares beneficially owned by Mr. Musk. Includes 207,498,721 shares eligible to be pledged as collateral to secure certain personal indebtedness.

(3)	Derived solely from the information contained in a Schedule 13G of The Vanguard Group filed on February 13, 2024, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations. Includes shares beneficially owned by The Vanguard Group, of which The Vanguard Group has shared voting power over 3,719,744 shares, sole dispositive power over 217,847,966 shares and shared dispositive power over 11,957,525 shares. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355. On March 27, 2026, The Vanguard Group filed a Schedule 13G/A with respect to shares held as of March 13, 2026, reporting that, following an internal realignment, The Vanguard Group no longer had, or was deemed to have, beneficial ownership over the Company’s common stock beneficially owned by certain subsidiaries or business divisions of The Vanguard Group. The Vanguard Group also reported that the subsidiaries or business divisions that formerly had, or were deemed to have, beneficial ownership with The Vanguard Group will report beneficial ownership separately (on a disaggregated basis). For beneficial ownership reporting with respect to dates following March 27, 2026, the Company will report only those entities filing reports under Section 13 in its beneficial ownership tables.

(4)	Includes shares beneficially owned by BlackRock, Inc., of which BlackRock, Inc. has sole voting power over 169,527,462 shares and sole dispositive power over 188,797,465 shares. The address for BlackRock, Inc. is 50 Hudson Yards, New York, NY 10001. The foregoing information is based solely on Schedule 13G of BlackRock, Inc. filed on January 29, 2024, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(5)	Includes (i) 111,000 shares held by grantor retained annuity trusts, (ii) 1,188,989 shares issuable upon exercise of options exercisable within 60 days after December 31, 2025 and (iii) 76 employee stock purchase plan shares acquired within 60 days after December 31, 2025.

(6)	Includes (i) 47,600 shares held by Magical Blake Global Limited and (ii) 2,159,163 shares issuable upon exercise of options exercisable within 60 days after December 31, 2025.

(7)	Includes 49,387 shares issuable upon exercise of options exercisable within 60 days after December 31, 2025.

(8)	Held by The Sycamore Trust.

(9)	Includes (i) 637,031 shares held by JRM Revocable Trust and (ii) 157,275 shares held by the Seven Hills Trust.

(10)	Includes 1,376,373 shares pledged as collateral to secure certain personal indebtedness.

(11)	Includes 120,948 shares issuable upon exercise of options exercisable within 60 days after December 31, 2025.

(12)	Includes 307,479,117 shares issuable upon exercise of options held by our current executive officers and directors within 60 days after December 31, 2025 and 76 employee stock purchase plan shares acquired within 60 days after December 31, 2025. Excludes 96,000,000 shares of restricted common stock issued to Mr. Musk pursuant to the 2025 CEO Interim Award and 423,743,904 shares of restricted stock granted to Mr. Musk pursuant to the 2025 CEO Performance Award. See note (2) above for more information. Corresponding adjustments have been made to the shares outstanding for purposes of calculating the percentage of shares beneficially owned by all current executive officers and directors as a group.

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

In assessing a related person transaction brought before it for approval, the Audit Committee considers, among other factors, whether the related person transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. The Audit Committee may then approve or disapprove the transaction in its discretion, or may request additional information.

Related person transactions will be disclosed in the applicable SEC filing as required by the rules of the SEC.

Related Person Transactions

Elon Musk is an executive officer, director and/or significant shareholder of SpaceX, X, xAI and TBC. In March 2025, xAI and X effected a transaction under which xAI and X became wholly-owned subsidiaries of a new parent company named X.AI Holdings Corp. On February 2, 2026, xAI Holdings was acquired by and became a wholly owned subsidiary of SpaceX pursuant to a merger transaction.

As previously disclosed, on January 16, 2026, Tesla entered into an agreement with xAI Holdings to invest approximately $2.00 billion to acquire shares of Series E Preferred Stock of xAI Holdings. As a result of the SpaceX and xAI Holdings merger, Tesla’s right to acquire shares of Series E Preferred Stock of xAI under the previously disclosed agreement with xAI Holdings was converted into the right to acquire shares of Class A common stock of SpaceX in accordance with the terms of the underlying merger agreement. Tesla completed its investment of approximately $2.00 billion to acquire shares of Class A common stock of SpaceX on March 12, 2026.

SpaceX is party to certain commercial, licensing and support agreements with Tesla.  Under these agreements, Tesla incurred expenses of approximately $11.4 million in 2025 and $1.5 million through February 2026. Tesla also recognized revenue of approximately $143.3 million in 2025, primarily for the sale of vehicles at rates generally available to unaffiliated third parties under the same or similar circumstances, and approximately $0.1 million through February 2026.

Since April 2016, SpaceX has invoiced Tesla for our use of an aircraft owned and operated by SpaceX at rates determined by Tesla and SpaceX, subject to rules of the Federal Aviation Administration governing such arrangements. Tesla incurred expenses of approximately $0.4 million in 2025 and approximately $0.02 million through February 2026.

As part of a multi-platform advertising campaign, Tesla directly or indirectly purchased advertising on X, and incurred expenses of approximately $3.3 million in 2025.

xAI is party to certain commercial, consulting and support agreements with Tesla. Under these agreements, Tesla incurred expenses of approximately $4.0 million in 2025 and $0.2 million through February 2026. Tesla also recognized revenue of approximately $430.1 million in 2025 and approximately $78.1 million through February 2026, primarily for the sale of our Megapack products. In addition, Tesla recognized approximately $0.3 million in 2025 and $0.03 million through February 2026 in Other Income (expense) for consulting and support services provided to xAI.

TBC is party to certain commercial agreements with Tesla. Under these agreements, Tesla incurred expenses of approximately $0.9 million in 2025.

We are party to a service agreement with a security company, owned by Elon Musk and organized to provide security services concerning him, including in connection with his duties to and work for Tesla. Tesla incurred expenses of approximately $4.8 million for such security services in 2025 and approximately $1.3 million through February 2026, representing a portion of the total cost of security services concerning Elon Musk.

JB Straubel is the Chief Executive Officer of Redwood. Redwood is party to commercial agreements with Tesla. Under these agreements, Tesla incurred expenses of approximately $3.3 million in 2025 and $0.7 million through February 2026. Tesla also recognized approximately $12.9 million in 2025 and approximately $1.1 million through February 2026 as a reduction of cost of revenues for the sale of certain scrap materials to Redwood.

A son-in-law of Jack Hartung has been a non-executive, salaried employee of Tesla since December 2016, and does not share a household with Mr. Hartung. He is currently a Senior Program Manager at Tesla and earned total compensation for fiscal year 2025, including the value of equity incentives, of approximately $150,000. This compensation was determined in accordance with Tesla’s compensation practices applicable to employees with similar qualifications and responsibilities and holding similar positions.

Other Transactions

Tesla periodically does business with certain entities with which our directors are affiliated. Such transactions are done on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances.

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

In particular, the Board reviewed the following considerations:

•	Ira Ehrenpreis, Joe Gebbia, Jack Hartung, James Murdoch, Elon Musk, Kimbal Musk and JB Straubel and/or investment funds managed by or otherwise affiliated with them, have made minority investments in certain companies or investment funds (i) of which other Tesla directors are founders, significant shareholders, directors, officers, managers or affiliates, and/or (ii) with which Tesla has had certain relationships, such as those set forth in “Related Person Transactions” under this Item 13 above. The Board concluded that none of these investments are material so as to impede the exercise of independent judgment by any of Messrs. Ehrenpreis, Gebbia, Hartung, Murdoch or Straubel.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Fees and Services

The following table presents fees billed for professional audit services and other services rendered to Tesla by PricewaterhouseCoopers LLP for the years ended December 31, 2024 and 2025. The dollar amounts in the table and accompanying footnotes are in thousands.

	2024	2025
Audit Fees (1)	$15,634	$16,485
Audit-Related Fees (2)	54	79
Tax Fees (3)	2,154	1,401
All Other Fees (4)	81	105
Total	$17,923	$18,070

(1)	Audit Fees consist of fees for professional services rendered for the audit of Tesla’s consolidated financial statements included in Tesla’s Annual Report on Form 10-K and for the review of the financial statements included in Tesla’s Quarterly Reports on Form 10-Q, as well as services that generally only Tesla’s independent registered public accounting firm can reasonably provide, including statutory audits and services rendered in connection with SEC filings.
(2)	Audit-Related Fees in 2024 and 2025 consisted of fees for professional services for certain agreed upon procedures and other attestation services.
(3)	Tax Fees in 2024 and 2025 consisted of fees related to consultation, tax planning and compliance services.
(4)	Other Fees in 2024 and 2025 consisted of permitted services other than those that meet the criteria above and include fees for accounting research software, the assessment of non-financial metrics and documentation and pre-implementation review of non-financial systems.

Pre-Approval of Audit and Non-Audit Services

Tesla’s Audit Committee has adopted a policy for pre-approving audit and non-audit services and associated fees of Tesla’s independent registered public accounting firm. Under this policy, the Audit Committee must pre-approve all services and associated fees provided to Tesla by its independent registered public accounting firm, with certain de minimis exceptions described in the policy.

All PricewaterhouseCoopers LLP services and fees in fiscal years 2024 and 2025 were pre-approved by the Audit Committee.

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

3.	The exhibits listed in the following Index to Exhibits are filed or incorporated by reference as part of this report

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Formation of the Registrant.	10-Q	001-34756	3.1	July 24, 2024

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-34756	3.1	May 16, 2025

4.1	Specimen common stock certificate of the Registrant.	10-K	001-34756	4.1	January 30, 2025

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated as of August 31, 2009, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1	333-164593	4.2	January 29, 2010

4.3	Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 20, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2A	May 27, 2010

4.4	Amendment to Fifth Amended and Restated Investors’ Rights Agreement between Registrant, Toyota Motor Corporation and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2B	May 27, 2010

4.5	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of June 14, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-164593	4.2C	June 15, 2010

4.6	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of November 2, 2010, between Registrant and certain holders of the Registrant’s capital stock named therein.	8-K	001-34756	4.1	November 4, 2010

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.7	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 22, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein.	S-1/A	333-174466	4.2E	June 2, 2011

4.8	Amendment to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 30, 2011, between Registrant and certain holders of the Registrant’s capital stock named therein.	8-K	001-34756	4.1	June 1, 2011

4.9	Sixth Amendment to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 15, 2013 among the Registrant, the Elon Musk Revocable Trust dated July 22, 2003 and certain other holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 20, 2013

4.10	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of May 14, 2013, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.2	May 20, 2013

4.11	Waiver to Fifth Amended and Restated Investor’s Rights Agreement, dated as of August 13, 2015, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	August 19, 2015

4.12	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 18, 2016, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 24, 2016

4.13	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of March 15, 2017, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	March 17, 2017

4.14	Waiver to Fifth Amended and Restated Investors’ Rights Agreement, dated as of May 1, 2019, between the Registrant and certain holders of the capital stock of the Registrant named therein.	8-K	001-34756	4.1	May 3, 2019

4.15	Voting Agreement, dated as of September 3, 2025.	8-K	001-34756	10.3	November 7, 2025

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.16	Indenture, dated as of May 22, 2013, by and between the Registrant and U.S. Bank National Association.	8-K	001-34756	4.1	May 22, 2013

4.17	Description of Registrant’s Securities	10-K	001-34756	4.17	January 29, 2026

10.1**	Form of Indemnification Agreement between the Registrant and its directors and officers.	8-K	001-34756	10.1	September 5, 2025

10.2**	2003 Equity Incentive Plan.	S-1/A	333-164593	10.2	May 27, 2010

10.3**	Form of Stock Option Agreement under 2003 Equity Incentive Plan.	S-1	333-164593	10.3	January 29, 2010

10.4**	Amended and Restated 2010 Equity Incentive Plan.	10-K	001-34756	10.4	February 23, 2018

10.5**	Form of Stock Option Agreement under 2010 Equity Incentive Plan.	10-K	001-34756	10.6	March 1, 2017

10.6**	Form of Restricted Stock Unit Award Agreement under 2010 Equity Incentive Plan.	10-K	001-34756	10.7	March 1, 2017

10.7**	Amended and Restated 2010 Employee Stock Purchase Plan, effective as of February 1, 2017.	10-K	001-34756	10.8	March 1, 2017

10.8**	Tesla, Inc. Amended and Restated 2019 Equity Incentive Plan	8-K	001-34756	10.1	November 7, 2025

10.9**	Form of Stock Option Agreement under Amended and Restated 2019 Equity Incentive Plan.	10-K	001-34756	10.9	January 29, 2026

10.10**	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2019 Equity Incentive Plan.	10-K	001-34756	10.10	January 29, 2026

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.11**	Employee Stock Purchase Plan, effective as of June 12, 2019.	S-8	333-232079	4.5	June 12, 2019

10.12**	2012 SolarCity Equity Incentive Plan and form of agreements used thereunder.	S-1(1)	333-184317	10.3	October 5, 2012

10.13**	Offer Letter between the Registrant and Elon Musk dated October 13, 2008.	S-1	333-164593	10.9	January 29, 2010

10.14**	Performance Stock Option Agreement between the Registrant and Elon Musk dated January 21, 2018.	DEF 14A	001-34756	Appendix A	February 8, 2018

10.15	Indemnification Agreement, effective as of June 23, 2020, between Registrant and Elon R. Musk.	10-Q	001-34756	10.4	July 28, 2020

10.16**	2025 CEO Interim Restricted Stock Agreement, dated August 3, 2025	8-K	001-34756	10.1	August 4, 2025

10.17**	Tesla, Inc. 2025 CEO Performance Award Agreement, dated as of September 3, 2025	S-8	333-291402	4.4	November 10, 2025

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.18†	Agreement for Tax Abatement and Incentives, dated as of May 7, 2015, by and between Tesla Motors, Inc. and the State of Nevada, acting by and through the Nevada Governor’s Office of Economic Development.	10-Q	001-34756	10.1	August 7, 2015

10.19††	Grant Contract for State-Owned Construction Land Use Right, dated as of October 17, 2018, by and between Shanghai Planning and Land Resource Administration Bureau, as grantor, and Tesla (Shanghai) Co., Ltd., as grantee (English translation).	10-Q	001-34756	10.2	July 29, 2019

10.20	Credit Agreement, dated as of January 20, 2023, among Tesla, Inc., the Lenders and Issuing Banks from time to time party thereto, Citibank, N.A., as Administrative Agent and Deutsche Bank Securities, Inc., as Syndication Agent	10-K	001-34756	10.59	January 31, 2023

10.21	Implementation Agreement, dated as of April 21, 2026, between the Registrant and Elon Musk	10-Q	001-34756	10.1	April 23, 2026

19	Insider Trading Policy	10-K	001-34756	19	January 30, 2025

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
21.1	List of Subsidiaries of the Registrant	10-K	001-34756	21.1	January 29, 2026

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	10-K	001-34756	23.1	January 29, 2026

31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	10-K	001-34756	31.1	January 29, 2026

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	10-K	001-34756	31.2	January 29, 2026

31.3	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.4	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	10-K	001-34756	32.1	January 29, 2026

97	Tesla, Inc. Clawback Policy	10-K	001-34756	97	January 29, 2024

101.INS	Inline XBRL Instance Document	—	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Furnished herewith
**	Indicates a management contract or compensatory plan or arrangement
†	Confidential treatment has been requested for portions of this exhibit
††	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).
(1)	Indicates a filing of SolarCity

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla, Inc.

Date: April 30, 2026	/s/ Vaibhav Taneja
Vaibhav Taneja
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)