Form 10-Q
period 2026-06-30
Tesla, Inc.
filed 2026-07-23
CIK 1318605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 16, 2026, there were 3,949,547,394 shares of the registrant’s common stock outstanding.

TESLA, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tesla, Inc.
Consolidated Balance Sheets
(in millions, except per share data)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$15,219	$16,513
Short-term investments	28,305	27,546
Accounts receivable, net	4,087	4,576
Inventory	13,752	12,392
Prepaid expenses and other current assets	7,395	7,615
Total current assets	68,758	68,642
Operating lease vehicles, net	4,253	4,912
Energy generation and storage systems, net	4,510	4,604
Property, plant and equipment, net	47,255	40,643
Operating lease right-of-use assets	6,386	6,027
Digital assets	674	1,008
Deferred tax assets	7,235	6,925
Other non-current assets	9,453	5,045
Total assets	$148,524	$137,806
Liabilities
Current liabilities
Accounts payable	$15,324	$13,371
Accrued liabilities and other	15,256	13,279
Deferred revenue	3,427	3,424
Current portion of debt and finance leases	1,418	1,640
Total current liabilities	35,425	31,714
Debt and finance leases, net of current portion	7,924	6,736
Deferred revenue, net of current portion	4,073	3,631
Other long-term liabilities	13,583	12,860
Total liabilities	61,005	54,941
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests in subsidiaries	54	58
Equity
Stockholders’ equity
Preferred stock; $0.001 par value; 100 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 6,000 shares authorized; 3,949 and 3,751 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	4	3
Additional paid-in capital	45,859	42,770
Accumulated other comprehensive income	401	361
Retained earnings	40,594	39,003
Total stockholders’ equity	86,858	82,137
Noncontrolling interests in subsidiaries	607	670
Total liabilities and equity	$148,524	$137,806
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Automotive sales	$20,006	$15,787	$35,479	$28,712
Automotive regulatory credits	146	439	526	1,034
Automotive leasing	364	435	745	882
Total automotive revenues	20,516	16,661	36,750	30,628
Energy generation and storage	3,139	2,789	5,547	5,519
Services and other	4,581	3,046	8,326	5,684
Total revenues	28,236	22,496	50,623	41,831
Cost of revenues
Automotive sales	16,866	13,567	29,482	25,028
Automotive leasing	187	228	383	467
Total automotive cost of revenues	17,053	13,795	29,865	25,495
Energy generation and storage	2,499	1,943	3,955	3,888
Services and other	3,933	2,880	7,332	5,417
Total cost of revenues	23,485	18,618	41,152	34,800
Gross profit	4,751	3,878	9,471	7,031
Operating expenses
Research and development	2,371	1,589	4,317	2,998
Selling, general and administrative	1,982	1,366	3,815	2,617
Restructuring and other	—	—	—	94
Total operating expenses	4,353	2,955	8,132	5,709
Income from operations	398	923	1,339	1,322
Interest income	422	392	856	792
Interest expense	(81)	(86)	(173)	(177)
Other income, net	590	320	55	201
Income before income taxes	1,329	1,549	2,077	2,138
Provision for income taxes	201	359	458	528
Net income	1,128	1,190	1,619	1,610
Net income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	14	18	28	29
Net income attributable to common stockholders	$1,114	$1,172	$1,591	$1,581

Net income per share of common stock attributable to common stockholders
Basic	$0.34	$0.36	$0.49	$0.49
Diluted	$0.32	$0.33	$0.45	$0.45
Weighted average shares used in computing net income per share of common stock
Basic	3,237	3,223	3,235	3,220
Diluted	3,540	3,519	3,538	3,520
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$1,128	$1,190	$1,619	$1,610
Other comprehensive income (loss):
Foreign currency translation adjustment	78	585	61	836
Unrealized net loss on short-term investments, net of tax	(11)	(3)	(21)	(8)
Total other comprehensive income	67	582	40	828
Comprehensive income	1,195	1,772	1,659	2,438
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	14	18	28	29
Comprehensive income attributable to common stockholders	$1,181	$1,754	$1,631	$2,409
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
(in millions)
(unaudited)

Three Months Ended June 30, 2026	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of March 31, 2026	$57	3,755	$3	$44,299	$334	$39,480	$84,116	$629	$84,745
Issuance of common stock for equity incentive awards and acquisitions, net of transaction costs	—	194	1	322	—	—	323	—	323
Stock-based compensation	—	—	—	1,222	—	—	1,222	—	1,222
Distributions to noncontrolling interests	(3)	—	—	—	—	—	—	(32)	(32)
Buy-outs of noncontrolling interests	(2)	—	—	2	—	—	2	(2)	—
Shareholder settlement, net of $4 tax	—	—	—	14	—	—	14	—	14
Net income	2	—	—	—	—	1,114	1,114	12	1,126
Other comprehensive income	—	—	—	—	67	—	67	—	67
Balance as of June 30, 2026	$54	3,949	$4	$45,859	$401	$40,594	$86,858	$607	$87,465

Six Months Ended June 30, 2026	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of December 31, 2025	$58	3,751	$3	$42,770	$361	$39,003	$82,137	$670	$82,807
Issuance of common stock for equity incentive awards and acquisitions, net of transaction costs	—	198	1	683	—	—	684	—	684
Stock-based compensation	—	—	—	2,315	—	—	2,315	—	2,315
Distributions to noncontrolling interests	(5)	—	—	—	—	—	—	(86)	(86)
Buy-outs of noncontrolling interests	(2)	—	—	2	—	—	2	(2)	—
Shareholder settlement, net of $27 tax	—	—	—	89	—	—	89	—	89
Net income	3	—	—	—	—	1,591	1,591	25	1,616
Other comprehensive income	—	—	—	—	40	—	40	—	40
Balance as of June 30, 2026	$54	3,949	$4	$45,859	$401	$40,594	$86,858	$607	$87,465

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

Tesla, Inc.
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$1,619	$1,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	3,209	2,880
Stock-based compensation	2,181	1,208
Inventory write-downs	187	248
Foreign currency transaction net unrealized loss	599	54
Deferred income taxes	(301)	9
SpaceX equity investment unrealized gain	(1,005)	—
Digital assets unrealized loss (gain)	334	(159)
Non-cash interest and other operating activities	33	73
Changes in operating assets and liabilities:
Accounts receivable	377	601
Inventory	(1,663)	(2,407)
Operating lease vehicles	260	65
Prepaid expenses and other assets	(1,028)	(1,137)
Accounts payable, accrued and other liabilities	3,341	1,333
Deferred revenue	491	318
Net cash provided by operating activities	8,634	4,696
Cash Flows from Investing Activities
Purchases of property and equipment excluding finance leases, net of sales	(8,282)	(3,886)
Purchase of SpaceX equity investment	(2,002)	—
Purchases of short-term investments	(16,281)	(13,500)
Proceeds from maturities of short-term investments	15,621	12,791
Purchase of intangible assets	(7)	—
Net cash used in investing activities	(10,951)	(4,595)
Cash Flows from Financing Activities
Proceeds from issuances of debt	4,679	3,050
Repayments of debt	(3,922)	(4,129)
Debt issuance costs	(4)	(1)
Proceeds from exercises of stock options and other stock issuances, net of issuance costs	468	528
Principal payments on finance leases	(37)	(67)
Proceeds received from directors in shareholder settlement	—	277
Recovery (payment) of legal fees associated with shareholder settlement	116	(176)
Distributions paid to noncontrolling interests in subsidiaries	(91)	(36)
Net cash provided by (used in) financing activities	1,209	(554)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(83)	151
Net decrease in cash and cash equivalents and restricted cash	(1,191)	(302)
Cash and cash equivalents and restricted cash, beginning of period	17,616	17,037
Cash and cash equivalents and restricted cash, end of period	$16,425	$16,735
Supplemental Non-Cash Investing and Financing Activities
Acquisitions of property and equipment included in liabilities	$2,633	$1,639
Leased assets obtained in exchange for operating lease liabilities	$886	$784
Leased assets obtained in exchange for finance lease liabilities	$97	$—
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Notes to Consolidated Financial Statements
(unaudited)
Note 1 – Summary of Significant Accounting Policies
Unaudited Interim Financial Statements
The consolidated financial statements of Tesla, Inc. (“Tesla”, the “Company”, “we”, “us” or “our”), including the consolidated balance sheet as of June 30, 2026, the consolidated statements of operations, the consolidated statements of comprehensive income and the consolidated statements of redeemable noncontrolling interests and equity for the three and six months ended June 30, 2026 and 2025, and the consolidated statements of cash flows for the six months ended June 30, 2026 and 2025, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Revenue Recognition
Revenue by source
The following table disaggregates our revenue by major source (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Automotive sales	$20,006	$15,787	$35,479	$28,712
Automotive regulatory credits	146	439	526	1,034
Energy generation and storage sales	2,998	2,646	5,303	5,267
Services and other	4,581	3,046	8,326	5,684
Total revenues from sales and services	27,731	21,918	49,634	40,697
Automotive leasing	364	435	745	882
Energy generation and storage leasing	141	143	244	252
Total revenues	$28,236	$22,496	$50,623	$41,831
Automotive Segment
Automotive Sales
Deferred revenue related to internet connectivity, access to our Full Self-Driving (“FSD”) (Supervised) features and their ongoing maintenance, free Supercharging programs and over-the-air software updates primarily on automotive sales amounted to $4.05 billion and $3.87 billion as of June 30, 2026 and December 31, 2025, respectively.
Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Revenue recognized from the deferred revenue balances as of December 31, 2025 and 2024 was $468 million and $428 million for the six months ended June 30, 2026 and 2025, respectively. Of the total deferred revenue balance as of June 30, 2026, we expect to recognize $962 million of revenue in the next 12 months. The remaining balance will be recognized at the time of transfer of control of the product or over the performance period.

We have financing receivables on our consolidated balance sheets related to loans we provide for financing our automotive deliveries. As of June 30, 2026 and December 31, 2025, we had current net financing receivables of $241 million and $247 million, respectively, in Accounts receivable, net, and $466 million and $554 million, respectively, in Other non-current assets for the long-term portion.
We offer resale value guarantees to our commercial banking partners in connection with certain vehicle leasing programs. Under these programs, we originate the lease with our end customer and immediately transfer the lease and the underlying vehicle to our commercial banking partner, with the transaction being accounted for as a sale under ASC 606, Revenue from Contracts with Customers.
We receive upfront payment for the vehicle, do not bear casualty and credit risks during the lease term, and we provide a guarantee capped to a limit if they are unable to sell the vehicle at or above the vehicle’s contractual or determined residual value at the end of the lease term. We estimate a guarantee liability in accordance with ASC 460, Guarantees and record it within other liabilities on our consolidated balance sheets. On a quarterly basis, we assess the estimated market value of vehicles sold under these programs to determine whether there have been changes to the amount of expected resale value guarantee liabilities. As we accumulate more data related to the resale values of our vehicles or as market conditions change, there may be material changes to their estimated values. The total recorded guarantee liabilities on vehicles sold under these programs were immaterial as of June 30, 2026 and December 31, 2025. Our maximum exposure on the guarantees we provide if they are unable to sell the vehicle at or above the vehicle’s contractual residual value at the end of the lease term was $4.07 billion and $3.45 billion as of June 30, 2026 and December 31, 2025, respectively.
Automotive Regulatory Credits
As of June 30, 2026, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $287 million. Of this amount, we expect to recognize $220 million in the next 12 months and the rest over the remaining performance obligation period. Changes in regulations on automotive regulatory credits may significantly impact our remaining performance obligations and revenue to be recognized under these contracts. Recent governmental and regulatory actions have restricted certain regulatory credit programs tied to our products.
Automotive Leasing Revenue
Direct Sales-Type Leasing Program
Lease receivables relating to sales-type leases are presented on the consolidated balance sheets as follows (in millions):

	June 30, 2026	December 31, 2025
Gross lease receivables	$167	$259
Unearned interest income	(7)	(14)
Allowance for expected credit losses	(3)	(5)
Net investment in sales-type leases	$157	$240

Reported as:
Prepaid expenses and other current assets	$105	$130
Other non-current assets	52	110
Net investment in sales-type leases	$157	$240

Energy Generation and Storage Segment
Energy Generation and Storage Sales
We record as deferred revenue any non-refundable amounts that are primarily related to prepayments from customers, which is recognized as revenue as or when the performance obligations are satisfied. As of June 30, 2026 and December 31, 2025, deferred revenue related to such customer payments amounted to $2.31 billion and $2.04 billion, respectively, mainly due to contractual payment terms. Revenue recognized from the deferred revenue balances as of December 31, 2025 and 2024 was $1.12 billion and $944 million for the six months ended June 30, 2026 and 2025, respectively. We have elected the practical expedient to omit disclosure of the amount of the transaction price allocated to remaining performance obligations for contracts with an original expected contract length of one year or less and the amount that we have the right to invoice when that amount corresponds directly with the value of the performance to date. As of June 30, 2026, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $10.05 billion. Of this amount, we expect to recognize $4.56 billion in the next 12 months and the rest over the remaining performance obligation period. Changes in government and economic incentives or tariffs may impact the transaction price or our ability to execute these existing contracts.
We have financing receivables on our consolidated balance sheets related to loans we provide for financing our energy products. As of June 30, 2026 and December 31, 2025, we had current net financing receivables of $41 million and $38 million, respectively, in Accounts receivable, net, and $695 million and $731 million, respectively, in Other non-current assets for the long-term portion.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$1,114	$1,172	$1,591	$1,581
Less: Buy-outs of noncontrolling interest	(2)	—	(2)	—
Net income used in computing basic and diluted net income per share of common stock	$1,116	$1,172	$1,593	$1,581

Restricted stock awards will be excluded from the computation of diluted weighted average shares until the shares have been deemed to be earned. The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income per share of common stock attributable to common stockholders (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average shares used in computing net income per share of common stock, basic	3,237	3,223	3,235	3,220
Add: Stock-based awards	303	296	303	300
Weighted average shares used in computing net income per share of common stock, diluted	3,540	3,519	3,538	3,520
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common stock attributable to common stockholders, because their effect was anti-dilutive (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock-based awards	12	15	9	14
Restricted Cash
Our total cash and cash equivalents and restricted cash, as presented in the consolidated statements of cash flows, was as follows (in millions):

	June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
Cash and cash equivalents	$15,219	$16,513	$15,587	$16,139
Restricted cash included in prepaid expenses and other current assets	496	389	559	494
Restricted cash included in other non-current assets	710	714	589	404
Total as presented in the consolidated statements of cash flows	$16,425	$17,616	$16,735	$17,037
SpaceX Equity Investment
We are presumed to have significant influence over our equity method investment in SpaceX under ASC 323, Equity Method Investments and Joint Ventures, as our CEO also serves as the CEO of SpaceX but as we do not have control over the investee, we have elected the fair value option in accordance with ASC 825, Financial Instruments, to provide a more relevant measure of the investment’s current economic value to financial statement users. The fair value is determined on a quarterly basis in accordance with ASC 820, Fair Value Measurement, based on market observable inputs. The equity investment is presented within Other non-current assets on our consolidated balance sheet. Realized and unrealized gains and losses are recorded to Other income, net in our consolidated statement of operations. See Note 13, Related Party Transactions, for further information regarding our equity investment.
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

Financing Receivables
As of June 30, 2026 and December 31, 2025, the vast majority of our financing receivables were at current status with an immaterial balance being past due. As of June 30, 2026 and December 31, 2025, the majority of our financing receivables, excluding MyPower notes receivable, were originated from 2022 through 2025.
As of June 30, 2026 and December 31, 2025, the total outstanding balance of MyPower customer notes receivable, net of allowance for expected credit losses, was $240 million and $241 million, respectively, of which immaterial amounts were due in the next 12 months. As of June 30, 2026 and December 31, 2025, the allowance for expected credit losses was $18 million and $26 million, respectively.
Concentration of Risk
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, short-term investments, restricted cash, accounts receivable and other finance receivables. Our cash and short-term investments balances are primarily on deposit at high credit quality financial institutions or invested in highly rated, investment-grade securities. These deposits are typically in excess of insured limits. As of June 30, 2026 and December 31, 2025, no entity represented 10% or more of our total receivables balance.
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
Warranties
Accrued warranty activity consisted of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Accrued warranty - beginning of period	$8,472	$7,214	$8,607	$6,716
Warranty costs incurred	(504)	(398)	(972)	(790)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	380	105	207	452
Provision for warranty	615	591	1,121	1,134
Accrued warranty - end of period	$8,963	$7,512	$8,963	$7,512
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
In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The ASU establishes authoritative guidance in GAAP about accounting for government grants received by business entities, clarifies the appropriate accounting, in an effort to reduce diversity in practice, and increase consistency of application across business entities. The ASU is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Adoption of this ASU can be applied on a modified prospective approach, a modified retrospective approach, or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The objective of the amendments is to provide further clarity about the current interim disclosure requirements. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can be applied on either a prospective or a retrospective approach. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.
In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The ASU establishes authoritative guidance for the accounting of environmental credits and environmental credit obligations, including recognition, measurement, presentation, and disclosure requirements, in an effort to reduce diversity in practice and increase consistency of application across reporting entities. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Adoption of this ASU should be applied on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet) as of the beginning of the annual reporting period of adoption, without recasting for any financial statement information before the period of adoption. Early adoption is permitted as of the beginning of an annual reporting period. We are currently evaluating the provisions of this ASU.
Recently adopted accounting pronouncements
ASU 2025-05
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. We adopted this ASU on a prospective basis effective January 1, 2026 and did not elect the practical expedient permitted under this ASU. Therefore, the adoption has no impact on our consolidated financial statements.

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

	June 30, 2026				December 31, 2025
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Certificates of deposit and time deposits	$13,034	$—	$13,034	$—	$14,600	$—	$14,600	$—
U.S. government securities	8,254	—	8,254	—	7,321	—	7,321	—
Commercial paper	7,017	—	7,017	—	5,617	—	5,617	—
SpaceX equity investment (1)	3,007	—	3,007	—	—	—	—	—
Money market funds	1,871	1,871	—	—	1,890	1,890	—	—
Digital assets (2)	674	674	—	—	1,008	1,008	—	—
Corporate debt securities	—	—	—	—	8	—	8	—
Total	$33,857	$2,545	$31,312	$—	$30,444	$2,898	$27,546	$—
(1)The investment is classified as Level 2 within the fair value hierarchy based on observable market inputs used to estimate the $238 million discount for lack of marketability due to regulatory restrictions expiring in September 2026. For the three months ended June 30, 2026, we recorded a $1.00 billion net gain on our SpaceX equity investment. In addition, we are subject to customary sales restrictions in connection with the SpaceX initial public offering that expire in December 2026.
(2)As of June 30, 2026 and December 31, 2025, the majority of our digital assets were comprised of 11,509 units of Bitcoin held at an acquisition cost of $386 million.
Our cash, cash equivalents and short-term investments classified by security type as of June 30, 2026 and December 31, 2025 consisted of the following (in millions):

	June 30, 2026
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$13,348	$—	$—	$13,348	$13,348	$—
Certificates of deposit and time deposits	13,037	—	(3)	13,034	—	13,034
U.S. government securities	8,273	1	(20)	8,254	—	8,254
Commercial paper	7,021	1	(5)	7,017	—	7,017
Money market funds	1,871	—	—	1,871	1,871	—
Total cash, cash equivalents and short-term investments	$43,550	$2	$(28)	$43,524	$15,219	$28,305

	December 31, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$14,623	$—	$—	$14,623	$14,623	$—
Certificates of deposit and time deposits	14,598	2	—	14,600	—	14,600
U.S. government securities	7,318	5	(2)	7,321	—	7,321
Commercial paper	5,619	—	(2)	5,617	—	5,617
Money market funds	1,890	—	—	1,890	1,890	—
Corporate debt securities	8	—	—	8	—	8
Total cash, cash equivalents and short-term investments	$44,056	$7	$(4)	$44,059	$16,513	$27,546
As of June 30, 2026 and December 31, 2025, short-term investments held and restricted for our insurance business were $286 million and $254 million, respectively.
As of June 30, 2026, the majority of our short-term investments had contractual maturity dates within one year.
Disclosure of Fair Values
Our financial instruments that are not re-measured at fair value include accounts receivable, financing receivables, other receivables, accounts payable, accrued liabilities, customer deposits and debt. The carrying values of these financial instruments materially approximate their fair values.
Note 3 – Acquisition
In the second quarter of 2026, Tesla acquired an AI hardware company in an asset acquisition for $1.95 billion in Tesla common stock and equity awards, of which $1.73 billion is subject to certain service conditions and/or performance milestones dependent on the successful deployment of the company's technology and $222 million was allocated to a patent and related developed technology intangible asset. For the three months ended June 30, 2026, no stock-based compensation expense related to the performance-based awards was recognized as the performance conditions were determined to be improbable.
Note 4 – Inventory
Our inventory consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Raw materials	$4,704	$4,522
Work in process	1,764	1,725
Finished goods (1)	5,929	4,849
Service parts	1,355	1,296
Total	$13,752	$12,392
(1)Finished goods inventory includes products-in-transit to fulfill customer orders, new vehicles, used vehicles and energy products available for sale.
We write-down inventory for any excess or obsolete inventory or when we believe that the net realizable value of inventory is less than the carrying value. During the three and six months ended June 30, 2026, we recorded write-downs of $100 million and $177 million, respectively, in Cost of revenues in the consolidated statements of operations. During the three and six months ended June 30, 2025, we recorded write-downs of $131 million and $210 million, respectively, in Cost of revenues in the consolidated statements of operations.

Note 5 – Property, Plant and Equipment, Net
Our property, plant and equipment, net, consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Machinery, equipment, vehicles and office furniture	$22,812	$20,864
Land and buildings	13,263	11,837
AI infrastructure	10,823	6,816
Tooling	4,979	4,868
Leasehold improvements	5,028	4,439
Computer equipment, hardware and software	3,423	3,206
Construction in progress	8,534	8,786
Property, plant and equipment	68,862	60,816
Less: Accumulated depreciation	(21,607)	(20,173)
Property, plant and equipment, net	$47,255	$40,643
Construction in progress is primarily comprised of ongoing construction and expansion of our facilities, equipment and tooling related to the manufacturing of our products as well as AI-related assets which have not yet been placed in service.
Depreciation expense during the three and six months ended June 30, 2026 was $1.37 billion and $2.71 billion, respectively. Depreciation expense during the three and six months ended June 30, 2025 was $1.15 billion and $2.30 billion, respectively.
Note 6 – Accrued Liabilities and Other
Our accrued liabilities and other current liabilities consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Accrued purchases (1)	$3,647	$2,577
Accrued warranty reserve, current portion	2,602	2,475
Customer deposits	1,936	1,311
Payroll and related costs	1,920	1,907
Taxes payable (2)	1,451	1,594
Operating lease liabilities, current portion	1,022	954
Sales return reserve, current portion	653	529
Other current liabilities	2,025	1,932
Total	$15,256	$13,279
(1)Accrued purchases primarily reflects goods received and services incurred for which we had not yet been invoiced. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.
(2)Taxes payable primarily includes value added tax, income tax, sales tax, property tax and use tax payables.
Note 7 – Other Long-Term Liabilities
Our other long-term liabilities consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Accrued warranty reserve	$6,361	$6,132
Operating lease liabilities	5,716	5,389
Other non-current liabilities	1,506	1,339
Total other long-term liabilities	$13,583	$12,860

Note 8 – Debt
The following is a summary of our debt and finance leases as of June 30, 2026 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Unused Committed Amount (1)	Contractual Interest Rates	Contractual Maturity Date
	Current	Long-Term
Recourse debt:
RCF Credit Agreement	$—	$—	$—	$5,000	Not applicable	January 2028
Other	—	2	2	—	5.45-5.75%	March 2030-January 2031
Total recourse debt	—	2	2	5,000
Non-recourse debt:
Automotive Asset-backed Notes	1,240	1,121	2,366	—	2.82-5.82%	June 2027-June 2035
China Working Capital Facility	—	5,888	5,888	—	2.01-2.11%	September 2026-March 2027 (2)
Energy Asset-backed Notes	90	610	708	—	5.08-6.35%	June 2050-May 2052
Cash Equity Debt	10	100	116	—	5.25%	July 2034
Total non-recourse debt	1,340	7,719	9,078	—
Total debt	1,340	7,721	$9,080	$5,000
Finance leases	78	203
Total debt and finance leases	$1,418	$7,924
The following is a summary of our debt and finance leases as of December 31, 2025 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Unused Committed Amount (1)	Contractual Interest Rates	Contractual Maturity Date
	Current	Long-Term
Recourse debt:
RCF Credit Agreement	$—	$—	$—	$5,000	Not applicable	January 2028
Other	1	2	3	—	4.70-5.75%	January 2026-January 2031
Total recourse debt	1	2	3	5,000
Non-recourse debt:
Automotive Asset-backed Notes	1,492	1,745	3,249	—	2.47-6.57%	October 2026-June 2035
China Working Capital Facility	—	4,288	4,288	1,429	2.01-2.11%	March 2026-December 2026 (2)
Energy Asset-backed Notes	55	337	397	—	5.08-6.25%	June 2050
Cash Equity Debt	21	212	240	—	5.25-5.81%	July 2034-January 2035
Total non-recourse debt	1,568	6,582	8,174	1,429
Total debt	1,569	6,584	$8,177	$6,429
Finance leases	71	152
Total debt and finance leases	$1,640	$6,736
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
Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to debt discounts or deferred issuance costs. As of June 30, 2026, we were in material compliance with all financial debt covenants.

Warehouse Agreement
In the first quarter of 2026, we entered into an uncommitted revolving Loan and Security Agreement (the "Warehouse Agreement") with a syndicate of banks. Under the Warehouse Agreement, we may borrow up to $1.50 billion in total principal amount which is secured by certain financing receivables and/or beneficial interests related to certain leased vehicles. Subject to extension in accordance with the terms of the Warehouse Agreement, the ability to draw under the Warehouse Agreement expires in March 2027, and the maturity date for borrowings is the earlier of the end of the underlying lease and loan terms or March 2034. Amounts drawn under the Warehouse Agreement bear interest at a rate equal to SOFR plus 0.65% to 1.00%. As of June 30, 2026, we have no borrowings outstanding under the Warehouse Agreement.
We are subject to certain conditions and limitations, including advance rate limits, a required reserve account, various performance triggers and excess concentration limits.
Energy Asset-backed Notes
In the second quarter of 2026, we transferred certain financing receivables into a special purpose entity (“SPE”) and issued $348 million in aggregate principal amount of Energy Asset-backed Notes, backed by these financing receivables. The proceeds from issuance, net of debt issuance costs, were $344 million. The SPE is wholly owned by us and is consolidated in the financial statements. The cash flows generated by these financing receivables are used to service the principal and interest payments on the Energy Asset-backed Notes and satisfy the SPE’s expenses, and any remaining cash is distributed to us. The SPE’s assets and cash flows are not available to our other creditors, and the creditors of the SPE, including the Energy Asset-backed Note holders, have no recourse to our other assets.
Note 9 – Equity Incentive Plans
2025 CEO Interim Award
Following the Delaware Supreme Court’s decision reversing the Court of Chancery’s rescission order and reinstating the performance-based stock option award our CEO was granted by the Company on January 21, 2018 (the “2018 CEO Performance Award”), on March 18, 2026 the Court of Chancery entered a final order implementing such reversal. On April 21, 2026 the Board approved the determination that the final order and judgment allowing our CEO to exercise the 2018 CEO Performance Award in full constituted a Tornetta Decision Event (as defined in the restricted stock award granted to our CEO on August 3, 2025 (the “2025 CEO Interim Award”), resulting in the immediate forfeiture of the 96 million shares associated with the 2025 CEO Interim Award. These actions are consistent with the “no double dip” principle, which precludes Mr. Musk from getting a windfall in the event that he may exercise the 2018 CEO Performance Award. No stock-based compensation expense was recognized related to the 2025 CEO Interim Award prior to the forfeiture.
2026 Implementation Agreement
On April 21, 2026 (the “effective date”), the Board approved the Company’s entry into an agreement with our CEO (the “Implementation Agreement”) implementing a process for our CEO’s exercise of the 2018 CEO Performance Award. During the quarter ended June 30, 2026, our CEO exercised approximately 304.0 million of the stock options underlying the 2018 CEO Performance Award and elected to net settle the exercise price of his options, which amounted to approximately 17.5 million shares.
The Implementation Agreement imposed a service-based vesting condition on the restricted shares of common stock (the “Restricted Shares”) issued to our CEO upon exercise of the 2018 CEO Performance Award, requiring him to remain in continuous service as CEO or as an executive officer responsible for product development or operations (as approved by the Board’s disinterested directors) through January 19, 2028 (the “scheduled vesting date”), and commences a five-year holding period on the date the Restricted Shares vest (except in the case of death). The Implementation Agreement also provides for cooperation between the Company and our CEO to create a mutually-agreeable plan to address our CEO’s satisfaction of applicable tax obligations.
We assessed whether there is any incremental fair value that needs to be recognized as a result of the Implementation Agreement. As of the effective date, we determined that the fair value of the original stock option awards immediately before the effective date was greater than the fair value of the Restricted Shares after the effective date. The stock options underlying the 2018 CEO Performance Award were fully vested and their grant-date fair value has already been fully recognized. As such, no incremental stock-based compensation expense will be recorded during the additional service period of the award.

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
Stock-based compensation expense recognition commences when an operational milestone is considered probable of achievement regardless of the progress made towards achieving the next market capitalization milestone. The probability of meeting an operational milestone is based on a subjective assessment of the product roadmap, regulatory environment, industry and adoption trends, competitive environment, macroeconomic conditions and risks, and our future financial projections, among other estimates and assumptions. These inputs, which are subjective and generally require significant judgment, are based on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. As of June 30, 2026, we determined that the operational milestone involving the delivery of 20 million Tesla vehicles is probable over the term of the award based on our current assumptions.
Once an operational milestone is considered probable of achievement, stock-based compensation expense associated with the tranche will be recognized over the relevant Post-Milestone Service Period, which is based on the expected achievement date of the operational milestone. Changes to the expected achievement date of the operational milestone could impact the fair value of the applicable tranche of the award. By design of this award, the recognition period will be approximately 7.5 or 10 years from the 2025 CEO Performance Award Accounting Grant Date. Stock-based compensation expense associated with this award is recorded as Selling, general and administrative expense on our consolidated statement of operations.
As of June 30, 2026, based on our current estimate of the achievement date, we had unrecognized stock-based compensation expense of $9.82 billion for the operational milestone that was considered probable of achievement over the term of the award, which we expect to be recognized over 9.2 years. As of June 30, 2026, we had unrecognized stock-based compensation expense of $105.82 billion to $120.37 billion for the operational milestones that were considered not probable of achievement. For the three and six months ended June 30, 2026, we recorded stock-based compensation expense of $267 million and $527 million, respectively, related to the 2025 CEO Performance Award.

Other Performance-Based Grants
From time to time, the Compensation Committee of our Board of Directors grants certain employees performance-based restricted stock units and stock options.
As of June 30, 2026, we had unrecognized stock-based compensation expense of $3.63 billion under these grants to purchase or receive an aggregate 19.1 million shares of our common stock. For awards probable of achievement, we estimate the unrecognized stock-based compensation expense of $645 million will be recognized over a weighted-average period of 3.0 years.
For the three and six months ended June 30, 2026, we recorded $138 million and $274 million, respectively, of stock-based compensation expense related to these grants, net of forfeitures. For the three and six months ended June 30, 2025, we recorded $54 million and $92 million, respectively, of stock-based compensation expense related to these grants, net of forfeitures. Stock-based compensation expense related to these grants, net of forfeitures, is recorded primarily in Research and development in the consolidated statements of operations.
Summary Stock-Based Compensation Information
The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$258	$213	$485	$422
Research and development	487	298	908	575
Selling, general and administrative	406	124	788	211
Total	$1,151	$635	$2,181	$1,208
Note 10 – Income Taxes
During the three months ended June 30, 2026, following the enactment of California Senate Bill 122 (SB 122) into law and based on the relevant weight of positive and negative evidence, including the consideration of our expected California tax liabilities, we concluded that it is more likely than not that our California deferred tax assets, other than research and development tax credits, are realizable. Accordingly, we released the valuation allowance related to these California deferred tax assets. The release of this valuation allowance and an immaterial accrual of pillar two tax resulted in a $274 million income tax benefit that was included in our provision for income taxes for the three and six months ended June 30, 2026.
Our effective tax rate was 15% and 22% for the three and six months ended June 30, 2026, respectively, compared to 23% and 25% for the three and six months ended June 30, 2025, respectively. The decreases in our effective tax rates were primarily due to the release of the valuation allowance on our California deferred tax assets other than research and development tax credits and changes in the mix of our jurisdictional earnings, partially offset by the non-deductibility of stock-based compensation expense related to the 2025 CEO Performance Award.
Our effective tax rates for the three and six months ended June 30, 2026 and 2025 as compared to the U.S. federal statutory rate of 21% were primarily impacted by changes in the valuation allowance on our deferred tax assets, the mix of our jurisdictional earnings subject to different tax rates, tax deduction limitations on executive compensation expense, and benefits from our U.S. research and development credits and manufacturing production credits.

Note 11 – Commitments and Contingencies
Tariffs
In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). As a result of this ruling, we may be eligible for a refund of tariffs previously paid on imported goods. As the recoverability and timing of any future refund remains uncertain, we will not recognize any receivable nor corresponding offset to expense or asset until such amounts are realized or realizable. We continue to monitor these developments and their potential impact on our results of operations, including reduction of revenue for any future potential refunds to certain energy storage customers for which a contractual obligation exists.
Legal Proceedings
Certain Derivative Lawsuits in Delaware
Before converting from a Delaware to Texas corporation on June 13, 2024, three separate derivative actions brought by purported Tesla stockholders were filed in the Delaware Court of Chancery on May 24, June 10 and June 13, 2024, purportedly on behalf of Tesla, against current and former directors regarding topics involving Elon Musk and others, X Corp. (formerly Twitter) and xAI. These suits asserted various claims, including breach of fiduciary duty and breach of contract, and sought unspecified damages and other relief. On August 6, 2024, the plaintiffs in these three actions moved to consolidate the matters into a single case. The Court consolidated two of the three cases. Tesla and the directors filed motions to dismiss, and oral argument on those motions occurred on October 22, 2025. On April 2, 2026, these cases were reassigned to a different judge. On April 13, 2026, the Court granted Tesla’s motions to dismiss and dismissed the cases. In May 2026, plaintiffs in the consolidated and coordinated cases appealed to the Delaware Supreme Court the decision granting Tesla’s motion to dismiss.
Litigation and Investigations Relating to Alleged Discrimination and Harassment
We are also subject to various lawsuits that assert claims related to alleged discrimination and harassment. For example, on February 9, 2022, the California Civil Rights Department (“CRD,” formerly “DFEH”) filed a civil complaint against Tesla in Alameda County, California Superior Court, alleging systemic race discrimination, hostile work environment and pay equity claims, among others. CRD’s amended complaint seeks monetary damages and injunctive relief. The first phase of the trial is currently set for September 21, 2026. Additionally, on June 1, 2022, the Equal Employment Opportunity Commission (“EEOC”) issued a cause finding against Tesla that closely parallels the CRD’s allegations. On September 28, 2023, the EEOC filed a civil complaint against Tesla in the United States District Court for the Northern District of California asserting claims for race harassment and retaliation and seeking, among other things, monetary and injunctive relief. The case is in discovery with no trial date set.
The Company intends to vigorously defend itself in these matters; however, we cannot predict the outcome or impact. We are unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, unless noted.
Other Litigation Related to Our Products and Services
We are also subject to various lawsuits that seek monetary and other injunctive relief. These lawsuits include proposed class actions and other consumer claims that allege, among other things, purported defects and misrepresentations related to our products and services. For example, on September 14, 2022, a proposed class action was filed against Tesla, Inc. and related entities in the U.S. District Court for the Northern District of California, alleging various claims about the Company’s driver assistance technology systems under state and federal law. This case was later consolidated with several other proposed class actions, and a Consolidated Amended Complaint was filed on October 28, 2022, which seeks damages and other relief on behalf of all persons who purchased or leased from Tesla between January 1, 2016, to the present. On March 22, 2023, the plaintiffs filed a motion for a preliminary injunction alleging that Tesla made certain statements regarding the capabilities of Full Self-Driving Capability and seeking various forms of injunction relief, and on September 30, 2023, the Court denied the plaintiffs’ motion, compelled four of five plaintiffs to arbitration, and dismissed the claims of the fifth plaintiff with leave to amend the complaint. On October 31, 2023, the remaining plaintiff filed an amended complaint, which Tesla moved to dismiss, and on May 15, 2024, the Court granted in part and denied in part Tesla’s motion. On May 6, 2025, the plaintiff filed a motion for class certification, which Tesla opposed, and on August 18, 2025, the Court certified a limited class comprised of California consumers who are not subject to an arbitration agreement. On September 1, 2025, Tesla filed a petition in the United States Court of Appeals for the Ninth Circuit for permission to appeal the class certification order, and on December 18, 2025, the Ninth Circuit granted Tesla’s petition. On January 5, 2026, the district court stayed the case pending resolution of the proceedings before the Ninth Circuit. The appeal has been fully briefed by the parties, and oral argument is set for August 31, 2026.

On August 4, 2025, a proposed class action was filed in the U.S. District Court Western District of Texas against Tesla, Inc., Elon Musk, and certain current and former Company executives. The complaint alleges that the defendants violated federal securities laws through alleged material misrepresentations in public filings regarding the effectiveness of Autopilot, Full-Self Driving (Supervised), and Robotaxi. The complaint seeks monetary damages and other relief on behalf of persons who purchased Tesla stock between April 19, 2023, and June 22, 2025. The plaintiffs filed an amended complaint on February 17, 2026, and Tesla moved to dismiss the amended complaint on April 20, 2026. The plaintiffs filed a response to the motion to dismiss on June 22, 2026.
On June 4, 2026, a proposed class action was filed in the U.S. District Court for the Northern District of California against Tesla, Inc. and related entities. The complaint alleges that Tesla made certain statements regarding the capabilities of its driver assistance technology systems. The complaint seeks damages and other relief on behalf of certain consumers who purchased or leased a Tesla vehicle.
The Company intends to vigorously defend itself in these matters; however, we cannot predict the outcome or impact. We are unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, unless noted.
Benavides v. Tesla, Inc.
On August 1, 2025, a jury in the U.S. District Court for the Southern District of Florida reached a verdict in a product liability trial relating to certain allegations regarding the use of our Autopilot technology in a 2019 accident that resulted in a fatality and injuries. The jury awarded $129 million in total compensatory damages, finding the driver 67% at fault and the Company 33% at fault. The jury also awarded $200 million in punitive damages. On September 15, 2025, the Company filed a post-trial motion for judgment as a matter of law or, in the alternative, a new trial on all issues or an amended judgment to lesser compensatory and punitive damages. On February 19, 2026, the Court denied the Company’s post-trial motions, and on July 2, 2026, the Company filed its opening brief with the U.S. Court of Appeals for the Eleventh Circuit. Although we believe that the facts and law do not justify the damages awarded, the Company has recorded an immaterial accrual.
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

Note 12 – Variable Interest Entity Arrangements
The aggregate carrying values of the variable interest entities’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in millions):

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$85	$109
Accounts receivable, net	67	11
Prepaid expenses and other current assets	271	198
Total current assets	423	318
Operating lease vehicles, net	370	456
Energy generation and storage systems, net	2,087	2,177
Other non-current assets	432	183
Total assets	$3,312	$3,134
Liabilities
Current liabilities
Accrued liabilities and other	$48	$49
Deferred revenue	6	6
Current portion of debt and finance leases	1,163	1,364
Total current liabilities	1,217	1,419
Deferred revenue, net of current portion	55	60
Debt and finance leases, net of current portion	1,341	1,679
Total liabilities	$2,613	$3,158
Note 13 – Related Party Transactions
Tesla periodically does business with certain entities with which its CEO and directors are affiliated, such as SpaceX, The Boring Company and Redwood Materials, in accordance with our Related Person Transactions Policy. In the three and six months ended June 30, 2026, we recognized $318 million and $405 million of revenues, respectively, and $242 million and $307 million of cost of revenues, respectively, from SpaceX for its purchase of our Megapack products in the ordinary course of business. Other transactions with SpaceX and other related parties in the three and six months ended June 30, 2026 were immaterial. Transactions with related parties were immaterial for the three and six months ended June 30, 2025.
Upon receiving the applicable regulatory approvals, the Company invested $2.00 billion in SpaceX common stock (formerly a preferred share investment in xAI) representing an ownership interest of less than 1% in March 2026. We have determined that under the applicable accounting standards, we are presumed to have significant influence over SpaceX and as such, we account for this investment using the equity method of accounting. Refer to Note 1, Summary of Significant Accounting Policies, regarding the fair value policy election in relation to the equity investment and Note 2, Fair Value of Financial Instruments, for the gain recognized on our SpaceX equity investment.

Note 14 – Segment Reporting and Information about Geographic Areas
We have two operating and reportable segments: (i) automotive and (ii) energy generation and storage. The following table presents revenues, cost of revenues and gross profit by reportable segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Automotive segment
Revenues	$25,097	$19,707	$45,076	$36,312
Cost of revenues (1)	$20,986	$16,675	$37,197	$30,912
Gross profit	$4,111	$3,032	$7,879	$5,400
Energy generation and storage segment
Revenues	$3,139	$2,789	$5,547	$5,519
Cost of revenues (2)	$2,499	$1,943	$3,955	$3,888
Gross profit	$640	$846	$1,592	$1,631
(1)Depreciation and amortization included in Cost of revenues for the automotive segment for the three and six months ended June 30, 2026 was $927 million and $1.94 billion, respectively. Depreciation and amortization included in Cost of revenues for the automotive segment for the three and six months ended June 30, 2025 was $891 million and $1.84 billion, respectively.
(2)Depreciation and amortization included in Cost of revenues for the energy generation and storage segment for the three and six months ended June 30, 2026 was $97 million and $192 million, respectively. Depreciation and amortization included in Cost of revenues for the energy generation and storage segment for the three and six months ended June 30, 2025 was $87 million and $170 million, respectively.
The following table presents revenues by geographic area based on the sales location of our products (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$13,208	$11,809	$23,885	$22,142
China	4,675	4,305	8,859	8,608
Other international	10,353	6,382	17,879	11,081
Total	$28,236	$22,496	$50,623	$41,831
The following table presents long-lived assets by geographic area (in millions):

	June 30, 2026	December 31, 2025
United States	$42,213	$35,847
Other international	9,552	9,400
Total	$51,765	$45,247
The following table presents inventory by reportable segment (in millions):

	June 30, 2026	December 31, 2025
Automotive	$9,637	$9,678
Energy generation and storage	4,115	2,714
Total	$13,752	$12,392

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
As a result of rapidly evolving trade and fiscal policy and geopolitical conflicts, uncertainty in the automotive and energy markets continues, posing risks to our global supply chain and cost structure which could have a meaningfully adverse impact on demand for our products and our profitability. The current tariff regime will have a relatively larger impact on our energy generation and storage business compared to our automotive business. While we prepare for near-term challenges to our business under current policies, we are focused on long-term growth opportunities as we continue to further vertically integrate and localize our supply chain and make prudent investments in infrastructure.
In 2026, we produced approximately 860 thousand consumer vehicles and delivered approximately 838 thousand consumer vehicles through the second quarter. We are focused on profitable growth and scale, further improving and deploying our FSD (Supervised) capabilities, including future autonomous capabilities through our purpose-built Robotaxi product, Cybercab, advancing our battery and AI compute technologies and expanding our global infrastructure. We have continued to expand and refine our Robotaxi service after its June 2025 launch, capitalizing on our AI investments and scalable mobility infrastructure to advance a service-driven business model.
In 2026, we deployed 22.3 GWh of energy storage products through the second quarter. We are focused on ramping the production, increasing the market penetration of our energy storage products and developing our solar manufacturing and battery technologies.
During the three and six months ended June 30, 2026, we recognized total revenues of $28.24 billion and $50.62 billion, respectively, representing increases of $5.74 billion and $8.79 billion, respectively, compared to the same periods in the prior year. During the three and six months ended June 30, 2026, our net income attributable to common stockholders was $1.11 billion and $1.59 billion, respectively, representing a decrease of $58 million and an increase of $10 million, respectively, compared to the same periods in the prior year. We continue to ramp production and build and optimize our manufacturing capacity, expand our operations while focusing on further cost reductions and operational efficiencies, including through vertical integration of our battery and semiconductor supply chains, to enable increased deliveries and deployments of our products. We are also investing heavily in research and development to accelerate our AI, software and fleet-based profits for further revenue growth, which will negatively impact our profitability during this phase.
We ended the second quarter of 2026 with $43.52 billion in cash and cash equivalents and short-term investments, representing a decrease of $535 million from the end of 2025. Our cash flows provided by operating activities were $8.63 billion during the six months ended June 30, 2026, compared to $4.70 billion during the same period ended June 30, 2025, representing an increase of $3.94 billion. Capital expenditures amounted to $8.28 billion during the six months ended June 30, 2026, compared to $3.89 billion during the same period ended June 30, 2025, representing an increase of $4.40 billion. Overall growth has allowed our business to generally fund itself. As we make critical high-value investments in our AI initiatives and expand manufacturing capabilities, including for our semiconductor, Optimus and solar operations, we intend to manage the business such that we maintain a strong balance sheet and sufficient liquidity, which may include additional funding.

Management Opportunities, Challenges and Uncertainties and 2026 Outlook
Automotive and AI Enabled Products—Production
We are focused on growing and optimizing our manufacturing capacity, which includes capacity for manufacturing newer vehicle models and future vehicles utilizing aspects of our next generation platform, while maximizing production rate and efficiency at our Gigafactories. The next phase of production growth will be initiated by advances in autonomy and the introduction of new products, including those built on our next generation vehicle platform, as well as our ability to efficiently manufacture and rapidly scale our own cells that we are developing to have high-volume output, lower capital and production costs and longer range. In the first half of 2026, we made significant progress towards these objectives as we began production of Cybercab, as well as ramps across our new battery and material factories, including cathode material and lithium refining in Texas. Our goals are to improve vehicle performance, decrease production costs and increase affordability and customer awareness. We are also capitalizing on our strengths in real-world AI data to advance the development of Optimus, a general purpose, autonomous humanoid robot, as we make preparations and investments in large-scale production.
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
Changes in government and economic policies, incentives or tariffs may also impact our production, cost structure and the competitive landscape. For instance, while the final scope and application of recently announced changes in trade policy remain uncertain at this time, tariffs on imports and subsequent retaliatory tariffs could impact consumer spending and demand for durable goods and related services. We will continue to adjust accordingly to such developments, and we believe our ongoing cost reduction efforts, including through production innovation, process improvements and logistics optimization, and focus on operating leverage, vertical integration and supply chain localization will continue to benefit us in relation to our competitors. Our new products, production capacity, infrastructure investments and advances in autonomy and robotics, position us for future growth.

As our vehicle production increases, we must work constantly to similarly increase vehicle delivery capability so that it does not become a bottleneck on our total deliveries. As we expand our manufacturing operations and vehicle lineup globally, we will also have to continue to increase and staff our delivery, servicing and charging infrastructure accordingly, maintain our vehicle reliability and optimize our Supercharger locations to ensure cost effectiveness and customer satisfaction. In particular, as other automotive manufacturers have announced their adoption of NACS and agreements with us to utilize our Superchargers, we must correspondingly expand our network in order to ensure adequate availability to meet customer demands. We have also begun deploying public Megachargers in preparation for the production of Tesla Semi. In addition, we remain focused on continued enhancements of the capability and efficiency of our servicing operations. In tandem with the launch of our Robotaxi business, we are focused on developing and optimizing dedicated infrastructure, including in relation to vehicle cleaning and maintenance, charging, security, teleoperations and fleet management, to ensure service quality as we continue to scale.
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
Infrastructure
To support our businesses in clean energy and transport and autonomous robots, we are investing in and developing the necessary infrastructure. We continue to expand Cortex, our onsite training clusters at Gigafactory Texas, to provide sufficient compute resources for the development of our AI products and services, and are expanding our scope of manufacturing to include semiconductor and solar fabrication. We are focused on exploring opportunities independently and with strategic partners to develop bespoke and scalable solutions, including through vertical integration, to optimize for cost, functionality, efficiency and safety.
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
Results of Operations
Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2026	2025	$	%	2026	2025	$	%
Automotive sales	$20,006	$15,787	$4,219	27%	$35,479	$28,712	$6,767	24%
Automotive regulatory credits	146	439	(293)	(67)%	526	1,034	(508)	(49)%
Automotive leasing	364	435	(71)	(16)%	745	882	(137)	(16)%
Total automotive revenues	20,516	16,661	3,855	23%	36,750	30,628	6,122	20%
Services and other	4,581	3,046	1,535	50%	8,326	5,684	2,642	46%
Total automotive & services and other segment revenue	25,097	19,707	5,390	27%	45,076	36,312	8,764	24%
Energy generation and storage segment revenue	3,139	2,789	350	13%	5,547	5,519	28	1%
Total revenues	$28,236	$22,496	$5,740	26%	$50,623	$41,831	$8,792	21%
Automotive & Services and Other Segment
Automotive sales revenue increased $4.22 billion, or 27%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, due to an increase of approximately 25% in cash deliveries.
Automotive sales revenue increased $6.77 billion, or 24%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, due to an increase of approximately 18% in cash deliveries, in part from bringing down all of our vehicle factories simultaneously for the changeover to the New Model Y in the prior period. Additionally, there was a higher average selling price per unit primarily driven by sales mix and a positive impact from the weakening of the United States dollar when compared to foreign currencies year over year and an increase from higher revenue from FSD (Supervised) subscriptions in the current period.
Automotive regulatory credits revenue decreased $293 million, or 67%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Automotive regulatory credits revenue decreased $508 million, or 49%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Fluctuations in automotive regulatory credits are impacted by our supply of credits, subject to changes in regulation, production and sales. Recent governmental and regulatory actions have restricted certain regulatory credit programs tied to our products. Furthermore, we are impacted by the demand for credits by other automobile manufacturers.
Services and other revenue increased $1.54 billion, or 50%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Services and other revenue increased $2.64 billion, or 46%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. These increases were primarily due to increases in used vehicle sales volume and average selling price, non-warranty maintenance services and collision revenue and paid Supercharging sessions.
Energy Generation and Storage Segment
Energy generation and storage revenue increased $350 million, or 13%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to an increase in Megapack deployments, partially offset by a lower average selling price per Megapack unit and a decrease in Powerwall deployments.

Cost of Revenues and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2026	2025	$	%	2026	2025	$	%
Cost of revenues
Automotive sales	$16,866	$13,567	$3,299	24%	$29,482	$25,028	$4,454	18%
Automotive leasing	187	228	(41)	(18)%	383	467	(84)	(18)%
Total automotive cost of revenues	17,053	13,795	3,258	24%	29,865	25,495	4,370	17%
Services and other	3,933	2,880	1,053	37%	7,332	5,417	1,915	35%
Total automotive & services and other segment cost of revenues	20,986	16,675	4,311	26%	37,197	30,912	6,285	20%
Energy generation and storage segment	2,499	1,943	556	29%	3,955	3,888	67	2%
Total cost of revenues	$23,485	$18,618	$4,867	26%	$41,152	$34,800	$6,352	18%

Gross profit total automotive	$3,463	$2,866			$6,885	$5,133
Gross margin total automotive	16.9%	17.2%			18.7%	16.8%

Gross profit total automotive & services and other segment	$4,111	$3,032			$7,879	$5,400
Gross margin total automotive & services and other segment	16.4%	15.4%			17.5%	14.9%

Gross profit energy generation and storage segment	$640	$846			$1,592	$1,631
Gross margin energy generation and storage segment	20.4%	30.3%			28.7%	29.6%

Total gross profit	$4,751	$3,878			$9,471	$7,031
Total gross margin	16.8%	17.2%			18.7%	16.8%
Automotive & Services and Other Segment
Cost of automotive sales revenue increased $3.30 billion, or 24%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, due to the increase in deliveries year over year as discussed above.
Cost of automotive sales revenue increased $4.45 billion, or 18%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, due to the increase in deliveries year over year as discussed above. Average cost per unit was relatively consistent due to unfavorable sales mix and a negative impact from the weakening of the United States dollar when compared to foreign currencies year over year, offset by favorable impacts related to warranty adjustments and tariffs.
Cost of services and other revenue increased $1.05 billion, or 37%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Cost of services and other revenue increased $1.92 billion, or 35%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. These increases were primarily due to increases in used vehicle sales volume, cost related to non-warranty maintenance services and collision revenue and cost of paid Supercharging sessions.
Gross margin for total automotive decreased from 17.2% to 16.9% in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Gross margin for total automotive increased from 16.8% to 18.7% in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The fluctuations are primarily due to the changes in automotive sales revenue and cost of automotive sales revenue and a decrease in regulatory credits revenue, as discussed above.

Gross margin for total automotive & services and other segment increased from 15.4% to 16.4% in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Gross margin for total automotive & services and other segment increased from 14.9% to 17.5% in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The changes in gross margin were primarily due to the changes in automotive sales gross margin, as discussed above, as well as from an improvement in services and other gross margin.
Energy Generation and Storage Segment
Cost of energy generation and storage revenue increased $556 million, or 29%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to the deployment fluctuations as discussed above, as well as an increase in average cost per MWh primarily driven by sales mix and unfavorable warranty adjustments.
Gross margin for energy generation and storage decreased from 30.3% to 20.4% in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The decrease was primarily due to the changes in energy generation and storage revenue and cost of energy generation and storage revenue, as discussed above.
Research and Development Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2026	2025	$	%	2026	2025	$	%
Research and development	$2,371	$1,589	$782	49%	$4,317	$2,998	$1,319	44%
As a percentage of revenues	8%	7%			9%	7%
Research and development (“R&D”) expenses increased $782 million, or 49%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. R&D expenses increased $1.32 billion, or 44%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. These increases were primarily due to increases in costs related to AI and other programs as we continue to expand our product roadmap and technologies and increases in stock-based compensation of $189 million and $334 million, respectively.
R&D expenses as a percentage of revenue increased from 7% to 8% in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. R&D expenses as a percentage of revenue increased from 7% to 9% in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. These increases were primarily due to higher R&D expenses and increases in total revenues in the current periods.
Selling, General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2026	2025	$	%	2026	2025	$	%
Selling, general and administrative	$1,982	$1,366	$616	45%	$3,815	$2,617	$1,198	46%
As a percentage of revenues	7%	6%			8%	6%
Selling, general and administrative (“SG&A”) expenses increased $616 million, or 45%, in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, driven by a $283 million increase in stock-based compensation primarily related to the 2025 CEO Performance Award, a $134 million increase in employee and labor costs, including professional services, a $109 million increase in operating expenses including litigation related expenses and a $68 million increase in facilities related expenses.
SG&A expenses increased $1.20 billion, or 46%, in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, driven by a $577 million increase in stock-based compensation primarily related to the 2025 CEO Performance Award, a $273 million increase in employee and labor costs, including professional services, a $196 million increase in operating expenses including litigation related expenses and a $131 million increase in facilities related expenses.

Interest Income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2026	2025	$	%	2026	2025	$	%
Interest income	$422	$392	$30	8%	$856	$792	$64	8%
Interest income increased $30 million, or 8%, in the three months ended June 30, 2026 and increased $64 million, or 8%, in the six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, respectively. The increases were primarily due to higher interest earned on our cash and cash equivalents and short-term investments due to an increase in our average portfolio balance, partially offset by a lower average interest rate.
Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2026	2025	$	%	2026	2025	$	%
Other income, net	$590	$320	$270	84%	$55	$201	$(146)	(73)%
Other income, net, changed favorably by $270 million in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Other income, net, changed unfavorably by $146 million in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The changes were primarily due to a mark-to-market gain on our SpaceX equity investment, which we entered into in March 2026, and adjustments on our bitcoin digital assets, as well as fluctuations in foreign currency exchange rates on our intercompany balances. As our intercompany balances are significant in nature and we do not typically hedge foreign currency risk, we can experience significant fluctuations in foreign currency exchange rate gains and losses from period to period.
Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in millions)	2026	2025	$	%	2026	2025	$	%
Provision for income taxes	$201	$359	$(158)	(44)%	$458	$528	$(70)	(13)%
Effective tax rate	15%	23%			22%	25%
During the three months ended June 30, 2026, following the enactment of California Senate Bill 122 (SB 122) into law and based on the relevant weight of positive and negative evidence, including the consideration of our expected California tax liabilities, we concluded that it is more likely than not that our California deferred tax assets, other than research and development tax credits, are realizable. Accordingly, we released the valuation allowance related to these California deferred tax assets. The release of this valuation allowance and an immaterial accrual of pillar two tax resulted in a $274 million income tax benefit that was included in our provision for income taxes for the three and six months ended June 30, 2026.
Our provision for income taxes decreased by $158 million in the three months ended June 30, 2026 and by $70 million in the six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, respectively. Our effective tax rate decreased from 23% to 15% in the three months ended June 30, 2026 and from 25% to 22% in the six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, respectively. The decreases in our provision for income taxes and effective tax rates were primarily due to the release of the valuation allowance on our California deferred tax assets other than research and development tax credits and changes in the mix of our jurisdictional earnings, partially offset by the non-deductibility of stock-based compensation expense related to the 2025 CEO Performance Award.
See Note 10, Income Taxes, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

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
In addition, because a large portion of our future expenditures will be to fund our growth, we expect that if needed we will be able to adjust our capital and operating expenditures by operating segment. For example, if our near-term manufacturing operations decrease in scale or ramp more slowly than expected, including due to global economic, tax, trade or business conditions, we may choose to correspondingly slow the pace of our capital expenditures. Finally, we continually evaluate our cash needs and the evolving nature of our business and may decide it is best to raise additional capital or seek alternative financing sources to fund the rapid growth of our business, including through drawdowns on existing or new debt facilities or financing funds. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early.
Accordingly, we believe that our current and potential sources of funding will provide us with adequate liquidity during the 12-month period following June 30, 2026, as well as in the long-term.
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
As discussed in and subject to the considerations referenced in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Opportunities, Challenges and Uncertainties and 2026 Outlook—Cash Flow and Capital Expenditure Trends in this Quarterly Report on Form 10-Q, we currently expect our capital expenditures to be in excess of $25 billion in 2026 driven by our AI initiatives, including investments in compute infrastructure and data centers, the expansion and ramp of our manufacturing and R&D production lines and facilities, and growth in our fleet of company-operated AI-enabled assets and our retail, service and charging footprint. Changes in trade policy may necessitate adjustments to our project timelines, potentially impacting our capital expenditure expectations.
As of June 30, 2026, we and our subsidiaries had outstanding $9.08 billion in aggregate principal amount of indebtedness, of which $1.35 billion is current. For details regarding our indebtedness, refer to Note 8, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Sources and Conditions of Liquidity
Our sources to fund our material cash requirements are predominantly from our deliveries and servicing of new and used vehicles, deployments and servicing of our energy storage products, interest income, and proceeds from debt facilities and equity offerings, when applicable.
As of June 30, 2026, we had $15.22 billion and $28.31 billion of cash and cash equivalents and short-term investments, respectively. Balances held in foreign currencies had a U.S. dollar equivalent of $3.80 billion and consisted primarily of euros and Chinese yuan. We had $5.00 billion of unused committed credit amounts as of June 30, 2026. For details regarding our indebtedness, refer to Note 8, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We continue adapting our strategy to meet our liquidity and risk objectives, such as investing in U.S. government securities and other investments, investing in autonomy, further vertically integrating our supply chain, expanding our product roadmap and providing financing options to our customers.

Summary of Cash Flows

	Six Months Ended June 30,
(Dollars in millions)	2026	2025
Net cash provided by operating activities	$8,634	$4,696
Net cash used in investing activities	$(10,951)	$(4,595)
Net cash provided by (used in) financing activities	$1,209	$(554)
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $3.94 billion to $8.63 billion during the six months ended June 30, 2026 from $4.70 billion during the six months ended June 30, 2025. This increase was primarily due to favorable changes in net operating assets and liabilities of $3.01 billion and an increase in net income excluding non-cash expenses, gains and losses of $933 million.
Cash Flows from Investing Activities
Net cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $8.28 billion and $3.89 billion for the six months ended June 30, 2026 and 2025, respectively, mainly for global AI and operational infrastructure and factory expansion, as well as machinery and equipment as we expand and enhance our product roadmap. We also purchased $660 million and $709 million of short-term investments, net of proceeds from maturities and sales, for the six months ended June 30, 2026 and 2025, respectively. Additionally, we invested $2.00 billion in SpaceX common stock during the six months ended June 30, 2026. Refer to Note 13, Related Party Transactions, for additional information regarding the equity investment.
Cash Flows from Financing Activities
Net cash flows from financing activities changed by $1.76 billion to $1.21 billion net cash inflows during the six months ended June 30, 2026 from $554 million net cash outflows during the six months ended June 30, 2025. The change was primarily due to a $1.63 billion increase in proceeds from issuances of debt and a $207 million decrease in repayments of debt. See Note 8, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding our debt obligations. The increase was partially offset by a $60 million decrease in proceeds from exercises of stock options and other stock issuances, net of issuance costs.

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
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income before income taxes. These changes would have resulted in a gain or loss of $1.64 billion at June 30, 2026 and $1.70 billion at December 31, 2025, assuming no foreign currency hedging.
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
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, see Note 11, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, which could adversely affect our business, financial conditions and future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

Tesla, Inc.

Date: July 22, 2026	/s/ Vaibhav Taneja
Vaibhav Taneja
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)