Form 10-Q
period 2026-09-30
Tesla, Inc.
filed 2026-10-22
CIK 1318605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 15, 2026, there were 3,952,757,946 shares of the registrant’s common stock outstanding.

TESLA, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Tesla, Inc.
Consolidated Balance Sheets
(in millions, except per share data)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$17,853	$16,513
Short-term investments	27,594	27,546
Accounts receivable, net	4,636	4,576
Inventory	14,092	12,392
Prepaid expenses and other current assets	6,227	7,615
Total current assets	70,402	68,642
Operating lease vehicles, net	4,047	4,912
Energy generation and storage systems, net	4,453	4,604
Property, plant and equipment, net	50,591	40,643
Operating lease right-of-use assets	6,555	6,027
Digital assets	962	1,008
Deferred tax assets	7,908	6,925
Other non-current assets	12,599	5,045
Total assets	$157,517	$137,806
Liabilities
Current liabilities
Accounts payable	$17,239	$13,371
Accrued liabilities and other	17,205	13,279
Deferred revenue	4,661	3,424
Current portion of debt and finance leases	1,387	1,640
Total current liabilities	40,492	31,714
Debt and finance leases, net of current portion	8,136	6,736
Deferred revenue, net of current portion	4,126	3,631
Other long-term liabilities	14,874	12,860
Total liabilities	67,628	54,941
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests in subsidiaries	54	58
Equity
Stockholders’ equity
Preferred stock; $0.001 par value; 100 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.001 par value; 6,000 shares authorized; 3,953 and 3,751 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	4	3
Additional paid-in capital	47,415	42,770
Accumulated other comprehensive income	489	361
Retained earnings	41,381	39,003
Total stockholders’ equity	89,289	82,137
Noncontrolling interests in subsidiaries	546	670
Total liabilities and equity	$157,517	$137,806
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Automotive sales	$20,094	$20,359	$55,573	$49,071
Automotive regulatory credits	113	417	639	1,451
Automotive leasing	353	429	1,098	1,311
Total automotive revenues	20,560	21,205	57,310	51,833
Energy generation and storage	2,881	3,415	8,428	8,934
Services and other	4,605	3,475	12,931	9,159
Total revenues	28,046	28,095	78,669	69,926
Cost of revenues
Automotive sales	16,570	17,365	46,052	42,393
Automotive leasing	184	225	567	692
Total automotive cost of revenues	16,754	17,590	46,619	43,085
Energy generation and storage	1,927	2,342	5,882	6,230
Services and other	3,871	3,109	11,203	8,526
Total cost of revenues	22,552	23,041	63,704	57,841
Gross profit	5,494	5,054	14,965	12,085
Operating expenses
Research and development	2,761	1,630	7,078	4,628
Selling, general and administrative	2,015	1,562	5,830	4,179
Restructuring and other	—	238	—	332
Total operating expenses	4,776	3,430	12,908	9,139
Income from operations	718	1,624	2,057	2,946
Interest income	445	439	1,301	1,231
Interest expense	(90)	(76)	(263)	(253)
Other (expense) income, net	(117)	(28)	(62)	173
Income before income taxes	956	1,959	3,033	4,097
Provision for income taxes	152	570	610	1,098
Net income	804	1,389	2,423	2,999
Net income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	17	16	45	45
Net income attributable to common stockholders	$787	$1,373	$2,378	$2,954

Net income per share of common stock attributable to common stockholders
Basic	$0.24	$0.43	$0.74	$0.92
Diluted	$0.22	$0.39	$0.67	$0.84
Weighted average shares used in computing net income per share of common stock
Basic	3,240	3,227	3,237	3,223
Diluted	3,541	3,526	3,539	3,523
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Comprehensive Income
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$804	$1,389	$2,423	$2,999
Other comprehensive income:
Foreign currency translation adjustment	97	46	158	882
Unrealized net (loss) gain on short-term investments, net of tax	(9)	3	(30)	(5)
Total other comprehensive income	88	49	128	877
Comprehensive income	892	1,438	2,551	3,876
Less: Comprehensive income attributable to noncontrolling interests and redeemable noncontrolling interests in subsidiaries	17	16	45	45
Comprehensive income attributable to common stockholders	$875	$1,422	$2,506	$3,831
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Consolidated Statements of Redeemable Noncontrolling Interests and Equity
(in millions)
(unaudited)

Three Months Ended September 30, 2026	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of June 30, 2026	$54	3,949	$4	$45,859	$401	$40,594	$86,858	$607	$87,465
Issuance of common stock for equity incentive awards	—	4	—	314	—	—	314	—	314
Stock-based compensation	—	—	—	1,242	—	—	1,242	—	1,242
Distributions to noncontrolling interests	(2)	—	—	—	—	—	—	(76)	(76)
Net income	2	—	—	—	—	787	787	15	802
Other comprehensive income	—	—	—	—	88	—	88	—	88
Balance as of September 30, 2026	$54	3,953	$4	$47,415	$489	$41,381	$89,289	$546	$89,835

Nine Months Ended September 30, 2026	Redeemable Noncontrolling Interests	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
		Shares	Amount
Balance as of December 31, 2025	$58	3,751	$3	$42,770	$361	$39,003	$82,137	$670	$82,807
Issuance of common stock for equity incentive awards and acquisitions, net of transaction costs	—	202	1	997	—	—	998	—	998
Stock-based compensation	—	—	—	3,557	—	—	3,557	—	3,557
Distributions to noncontrolling interests	(7)	—	—	—	—	—	—	(162)	(162)
Buy-outs of noncontrolling interests	(2)	—	—	2	—	—	2	(2)	—
Shareholder settlement, net of $27 tax	—	—	—	89	—	—	89	—	89
Net income	5	—	—	—	—	2,378	2,378	40	2,418
Other comprehensive income	—	—	—	—	128	—	128	—	128
Balance as of September 30, 2026	$54	3,953	$4	$47,415	$489	$41,381	$89,289	$546	$89,835

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

Tesla, Inc.
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$2,423	$2,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment	5,061	4,505
Stock-based compensation	3,346	1,871
Inventory write-downs	230	313
Foreign currency transaction net unrealized loss	901	160
Deferred income taxes	(658)	234
SpaceX equity investment unrealized gain	(863)	—
Digital assets unrealized loss (gain)	46	(239)
Non-cash interest and other operating activities	43	235
Changes in operating assets and liabilities:
Accounts receivable	(188)	(306)
Inventory	(1,976)	(416)
Operating lease vehicles	300	54
Prepaid expenses and other assets	(2,846)	(2,280)
Accounts payable, accrued and other liabilities	7,332	2,979
Deferred revenue	1,746	825
Net cash provided by operating activities	14,897	10,934
Cash Flows from Investing Activities
Purchases of property and equipment excluding finance leases, net of sales	(13,014)	(6,134)
Purchase of SpaceX equity investment	(2,002)	—
Purchases of short-term investments	(22,646)	(24,902)
Proceeds from maturities of short-term investments	22,741	22,086
Purchase of intangible assets	(7)	—
Net cash used in investing activities	(14,928)	(8,950)
Cash Flows from Financing Activities
Proceeds from issuances of debt	5,834	4,232
Repayments of debt	(4,954)	(4,798)
Debt issuance costs	(53)	(5)
Proceeds from exercises of stock options and other stock issuances, net of issuance costs	782	1,040
Principal payments on finance leases	(63)	(85)
Proceeds received from directors in shareholder settlement	—	277
Recovery (payment) of legal fees associated with shareholder settlement	116	(176)
Distributions paid to noncontrolling interests in subsidiaries	(126)	(56)
Net cash provided by financing activities	1,536	429
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(115)	134
Net increase in cash and cash equivalents and restricted cash	1,390	2,547
Cash and cash equivalents and restricted cash, beginning of period	17,616	17,037
Cash and cash equivalents and restricted cash, end of period	$19,006	$19,584
Supplemental Non-Cash Investing and Financing Activities
Acquisitions of property and equipment included in liabilities	$3,667	$1,631
Leased assets obtained in exchange for operating lease liabilities	$1,309	$1,171
Tax credits for property and equipment included in assets	$857	$164
Leased assets obtained in exchange for finance lease liabilities	$98	$—
The accompanying notes are an integral part of these consolidated financial statements.

Tesla, Inc.
Notes to Consolidated Financial Statements
(unaudited)
Note 1 – Summary of Significant Accounting Policies
Unaudited Interim Financial Statements
The consolidated financial statements of Tesla, Inc. (“Tesla”, the “Company”, “we”, “us” or “our”), including the consolidated balance sheet as of September 30, 2026, the consolidated statements of operations, the consolidated statements of comprehensive income and the consolidated statements of redeemable noncontrolling interests and equity for the three and nine months ended September 30, 2026 and 2025, and the consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Revenue Recognition
Revenue by source
The following table disaggregates our revenue by major source (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Automotive sales	$20,094	$20,359	$55,573	$49,071
Automotive regulatory credits	113	417	639	1,451
Energy generation and storage sales	2,745	3,281	8,048	8,548
Services and other	4,605	3,475	12,931	9,159
Total revenues from sales and services	27,557	27,532	77,191	68,229
Automotive leasing	353	429	1,098	1,311
Energy generation and storage leasing	136	134	380	386
Total revenues	$28,046	$28,095	$78,669	$69,926
Automotive Segment
Automotive Sales
Deferred revenue related to internet connectivity, access to our Full Self-Driving (“FSD”) (Supervised) features and their ongoing maintenance, free Supercharging programs and over-the-air software updates primarily on automotive sales amounted to $4.08 billion and $3.87 billion as of September 30, 2026 and December 31, 2025, respectively.

Deferred revenue is equivalent to the total transaction price allocated to the performance obligations that are unsatisfied, or partially unsatisfied, as of the balance sheet date. Revenue recognized from the deferred revenue balances as of December 31, 2025 and 2024 was $668 million and $619 million for the nine months ended September 30, 2026 and 2025, respectively. Of the total deferred revenue balance as of September 30, 2026, we expect to recognize $1.00 billion of revenue in the next 12 months. The remaining balance will be recognized at the time of transfer of control of the product or over the performance period.
We have financing receivables on our consolidated balance sheets related to loans we provide for financing our automotive deliveries. As of September 30, 2026 and December 31, 2025, we had current net financing receivables of $238 million and $247 million, respectively, in Accounts receivable, net, and $438 million and $554 million, respectively, in Other non-current assets for the long-term portion.
We offer resale value guarantees to our commercial banking partners in connection with certain vehicle leasing programs. Under these programs, we originate the lease with our end customer and immediately transfer the lease and the underlying vehicle to our commercial banking partner, with the transaction being accounted for as a sale under ASC 606, Revenue from Contracts with Customers.
We receive upfront payment for the vehicle, do not bear casualty and credit risks during the lease term, and we provide a guarantee capped to a limit if they are unable to sell the vehicle at or above the vehicle’s contractual or determined residual value at the end of the lease term. We estimate a guarantee liability in accordance with ASC 460, Guarantees and record it within other liabilities on our consolidated balance sheets. On a quarterly basis, we assess the estimated market value of vehicles sold under these programs to determine whether there have been changes to the amount of expected resale value guarantee liabilities. As we accumulate more data related to the resale values of our vehicles or as market conditions change, there may be material changes to their estimated values. The total recorded guarantee liabilities on vehicles sold under these programs were immaterial as of September 30, 2026 and December 31, 2025. Our maximum exposure on the guarantees we provide if they are unable to sell the vehicle at or above the vehicle’s contractual residual value at the end of the lease term was $4.42 billion and $3.45 billion as of September 30, 2026 and December 31, 2025, respectively.
Automotive Regulatory Credits
As of September 30, 2026, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $384 million. Of this amount, we expect to recognize $201 million in the next 12 months and the rest over the remaining performance obligation period. Changes in regulations on automotive regulatory credits may significantly impact our remaining performance obligations and revenue to be recognized under these contracts. Recent governmental and regulatory actions have restricted certain regulatory credit programs tied to our products. During the three and nine months ended September 30, 2026, we reversed $475 million of automotive regulatory credits revenue for contractual return of previously delivered credits.
Automotive Leasing Revenue
Direct Sales-Type Leasing Program
Lease receivables relating to sales-type leases are presented on the consolidated balance sheets as follows (in millions):

	September 30, 2026	December 31, 2025
Gross lease receivables	$133	$259
Unearned interest income	(5)	(14)
Allowance for expected credit losses	(3)	(5)
Net investment in sales-type leases	$125	$240

Reported as:
Prepaid expenses and other current assets	$80	$130
Other non-current assets	45	110
Net investment in sales-type leases	$125	$240

Energy Generation and Storage Segment
Energy Generation and Storage Sales
We record as deferred revenue any non-refundable amounts that are primarily related to prepayments from customers, which is recognized as revenue as or when the performance obligations are satisfied. As of September 30, 2026 and December 31, 2025, deferred revenue related to such customer payments amounted to $3.30 billion and $2.04 billion, respectively, mainly due to contractual payment terms. Revenue recognized from the deferred revenue balances as of December 31, 2025 and 2024 was $1.44 billion and $1.33 billion for the nine months ended September 30, 2026 and 2025, respectively. We have elected the practical expedient to omit disclosure of the amount of the transaction price allocated to remaining performance obligations for contracts with an original expected contract length of one year or less and the amount that we have the right to invoice when that amount corresponds directly with the value of the performance to date. As of September 30, 2026, total transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied for contracts with an original expected length of more than one year was $10.73 billion. Of this amount, we expect to recognize $4.80 billion in the next 12 months and the rest over the remaining performance obligation period. Changes in government and economic incentives or tariffs may impact the transaction price or our ability to execute these existing contracts.
We have financing receivables on our consolidated balance sheets related to loans we provide for financing our energy products. As of September 30, 2026 and December 31, 2025, we had current net financing receivables of $42 million and $38 million, respectively, in Accounts receivable, net, and $675 million and $731 million, respectively, in Other non-current assets for the long-term portion.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to common stockholders	$787	$1,373	$2,378	$2,954
Less: Buy-outs of noncontrolling interest	—	—	(2)	—
Net income used in computing basic and diluted net income per share of common stock	$787	$1,373	$2,380	$2,954

Restricted stock awards will be excluded from the computation of diluted weighted average shares until the shares have been deemed to be earned. The following table presents the reconciliation of basic to diluted weighted average shares used in computing net income per share of common stock attributable to common stockholders (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average shares used in computing net income per share of common stock, basic	3,240	3,227	3,237	3,223
Add: Stock-based awards	301	299	302	300
Weighted average shares used in computing net income per share of common stock, diluted	3,541	3,526	3,539	3,523
The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income per share of common stock attributable to common stockholders, because their effect was anti-dilutive (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock-based awards	17	5	11	13
Restricted Cash
Our total cash and cash equivalents and restricted cash, as presented in the consolidated statements of cash flows, was as follows (in millions):

	September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
Cash and cash equivalents	$17,853	$16,513	$18,289	$16,139
Restricted cash included in prepaid expenses and other current assets	489	389	588	494
Restricted cash included in other non-current assets	664	714	707	404
Total as presented in the consolidated statements of cash flows	$19,006	$17,616	$19,584	$17,037
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

Financing Receivables
As of September 30, 2026 and December 31, 2025, the vast majority of our financing receivables were at current status with an immaterial balance being past due. As of September 30, 2026 and December 31, 2025, the majority of our financing receivables, excluding MyPower notes receivable, were originated from 2022 through 2025.
As of September 30, 2026 and December 31, 2025, the total outstanding balance of MyPower customer notes receivable, net of allowance for expected credit losses, was $235 million and $241 million, respectively, of which immaterial amounts were due in the next 12 months. As of September 30, 2026 and December 31, 2025, the allowance for expected credit losses was $20 million and $26 million, respectively.
Concentration of Risk
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, short-term investments, restricted cash, accounts receivable and other finance receivables. Our cash and short-term investments balances are primarily on deposit at high credit quality financial institutions or invested in highly rated, investment-grade securities. These deposits are typically in excess of insured limits. As of September 30, 2026, one customer accounted for over 10% of our accounts receivable, all of which is current. As of December 31, 2025, no customer accounted for 10% or more of our total receivables balance.
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
Warranties
Accrued warranty activity consisted of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Accrued warranty - beginning of period	$8,963	$7,512	$8,607	$6,716
Warranty costs incurred	(642)	(464)	(1,614)	(1,254)
Net changes in liability for pre-existing warranties, including expirations and foreign exchange impact	1,220	300	1,514	726
Provision for warranty	597	727	1,631	1,887
Accrued warranty - end of period	$10,138	$8,075	$10,138	$8,075
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

	September 30, 2026				December 31, 2025
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
U.S. government securities	$8,826	$—	$8,826	$—	$7,321	$—	$7,321	$—
Commercial paper	6,623	—	6,623	—	5,617	—	5,617	—
SpaceX equity investment (1)	2,865	2,865	—	—	—	—	—	—
Certificates of deposit and time deposits	12,145	—	12,145	—	14,600	—	14,600	—
Money market funds	2,816	2,816	—	—	1,890	1,890	—	—
Digital assets (2)	962	962	—	—	1,008	1,008	—	—
Corporate debt securities	—	—	—	—	8	—	8	—
Total	$34,237	$6,643	$27,594	$—	$30,444	$2,898	$27,546	$—
(1)For the three months and nine months ended September 30, 2026, we recorded a $142 million loss and $863 million gain, respectively, on our SpaceX equity investment. During the third quarter of 2026, regulatory restrictions on the shares expired, resulting in the release of the previously applied discount for lack of marketability and the transfer of the investment from Level 2 to Level 1 within the fair value hierarchy. Additionally, the shares remain subject to customary sales restrictions in connection with the SpaceX initial public offering that expire in December 2026.
(2)As of September 30, 2026 and December 31, 2025, the majority of our digital assets were comprised of 11,509 units of Bitcoin held at an acquisition cost of $386 million.
Our cash, cash equivalents and short-term investments classified by security type as of September 30, 2026 and December 31, 2025 consisted of the following (in millions):

	September 30, 2026
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$15,037	$—	$—	$15,037	$15,037	$—
U.S. government securities	8,859	—	(33)	8,826	—	8,826
Commercial paper	6,628	—	(5)	6,623	—	6,623
Certificates of deposit and time deposits	12,150	1	(6)	12,145	—	12,145
Money market funds	2,816	—	—	2,816	2,816	—
Total cash, cash equivalents and short-term investments	$45,490	$1	$(44)	$45,447	$17,853	$27,594

	December 31, 2025
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments
Cash	$14,623	$—	$—	$14,623	$14,623	$—
Certificates of deposit and time deposits	14,598	2	—	14,600	—	14,600
U.S. government securities	7,318	5	(2)	7,321	—	7,321
Commercial paper	5,619	—	(2)	5,617	—	5,617
Money market funds	1,890	—	—	1,890	1,890	—
Corporate debt securities	8	—	—	8	—	8
Total cash, cash equivalents and short-term investments	$44,056	$7	$(4)	$44,059	$16,513	$27,546
As of September 30, 2026 and December 31, 2025, short-term investments held and restricted for our insurance business were $231 million and $254 million, respectively.
As of September 30, 2026, the majority of our short-term investments had contractual maturity dates within one year.
Disclosure of Fair Values
Our financial instruments that are not re-measured at fair value include time deposits, accounts receivable, financing receivables, other receivables, accounts payable, accrued liabilities, customer deposits and debt. The carrying values of these financial instruments materially approximate their fair values.
Note 3 – Acquisition
In the second quarter of 2026, Tesla acquired a Super Intelligence (“SI”) hardware company in an asset acquisition for $1.95 billion in Tesla common stock and equity awards, of which $1.73 billion is subject to certain service conditions and/or performance milestones dependent on the successful deployment of the company's technology and $222 million was allocated to a patent and related developed technology intangible asset. For the three and nine months ended September 30, 2026, no stock-based compensation expense related to the performance-based awards was recognized as the performance conditions were determined to be improbable.
Note 4 – Inventory
Our inventory consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Raw materials	$5,413	$4,522
Work in process	2,009	1,725
Finished goods (1)	5,243	4,849
Service parts	1,427	1,296
Total	$14,092	$12,392
(1)Finished goods inventory includes products-in-transit to fulfill customer orders, new vehicles, used vehicles and energy products available for sale.
We write-down inventory for any excess or obsolete inventory or when we believe that the net realizable value of inventory is less than the carrying value. During the three and nine months ended September 30, 2026, we recorded write-downs of $40 million and $217 million, respectively, in Cost of revenues in the consolidated statements of operations. During the three and nine months ended September 30, 2025, we recorded write-downs of $65 million and $275 million, respectively, in Cost of revenues in the consolidated statements of operations.

Note 5 – Property, Plant and Equipment, Net
Our property, plant and equipment, net, consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Machinery, equipment, vehicles and office furniture	$24,273	$20,864
Land and buildings	13,224	11,837
SI infrastructure	10,956	6,816
Tooling	5,090	4,868
Leasehold improvements	5,237	4,439
Computer equipment, hardware and software	3,579	3,206
Construction in progress	11,211	8,786
Property, plant and equipment	73,570	60,816
Less: Accumulated depreciation	(22,979)	(20,173)
Property, plant and equipment, net	$50,591	$40,643
Construction in progress is primarily comprised of ongoing construction and expansion of our facilities, equipment and tooling related to the manufacturing of our products as well as SI infrastructure which have not yet been placed in service.
Depreciation expense during the three and nine months ended September 30, 2026 was $1.58 billion and $4.29 billion, respectively. Depreciation expense during the three and nine months ended September 30, 2025 was $1.35 billion and $3.65 billion, respectively.
Note 6 – Accrued Liabilities and Other
Our accrued liabilities and other current liabilities consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Accrued purchases (1)	$4,369	$2,417
Accrued warranty reserve, current portion	2,724	2,475
Payroll and related costs	2,058	1,805
Customer deposits	1,881	1,311
Taxes payable (2)	1,747	1,594
Operating lease liabilities, current portion	1,075	954
Sales return reserve, current portion	747	529
Other current liabilities	2,604	2,194
Total	$17,205	$13,279
(1)Accrued purchases primarily reflects goods received and services incurred for which we had not yet been invoiced. As we are invoiced for these goods and services, this balance will reduce and accounts payable will increase.
(2)Taxes payable primarily includes value added tax, income tax, sales tax, property tax and withholding tax payables.
Note 7 – Other Long-Term Liabilities
Our other long-term liabilities consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Accrued warranty reserve	$7,414	$6,132
Operating lease liabilities	5,847	5,389
Other non-current liabilities	1,613	1,339
Total other long-term liabilities	$14,874	$12,860

Note 8 – Debt
The following is a summary of our debt and finance leases as of September 30, 2026 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Unused Committed Amount (1)	Contractual Interest Rates (2)	Contractual Maturity Date
	Current	Long-Term
Recourse debt:
Term Loan Facility	$—	$—	$—	$20,000	Not applicable	September 2029
Revolving Facilities	—	—	—	10,000	Not applicable	September 2027-September 2031
Other	—	2	2	—	5.45-5.75%	March 2030-January 2031
Total recourse debt	—	2	2	30,000
Non-recourse debt:
Automotive Asset-backed Notes	1,241	1,414	2,665	—	3.03-5.82%	September 2027-June 2035
China Working Capital Facility	—	5,966	5,966	—	2.01-2.11%	October 2026-September 2027 (3)
Energy Asset-backed Notes	70	574	651	—	5.08-6.35%	June 2050-May 2052
Total non-recourse debt	1,311	7,954	9,282	—
Total debt	1,311	7,956	$9,284	$30,000
Finance leases	76	180
Total debt and finance leases	$1,387	$8,136
The following is a summary of our debt and finance leases as of December 31, 2025 (in millions):

	Net Carrying Value		Unpaid Principal Balance	Unused Committed Amount (1)	Contractual Interest Rates (2)	Contractual Maturity Date
	Current	Long-Term
Recourse debt:
RCF Credit Agreement	$—	$—	$—	$5,000	Not applicable	January 2028
Other	1	2	3	—	4.70-5.75%	January 2026-January 2031
Total recourse debt	1	2	3	5,000
Non-recourse debt:
Automotive Asset-backed Notes	1,492	1,745	3,249	—	2.47-6.57%	October 2026-June 2035
China Working Capital Facility	—	4,288	4,288	1,429	2.01-2.11%	March 2026-December 2026 (3)
Energy Asset-backed Notes	55	337	397	—	5.08-6.25%	June 2050
Cash Equity Debt	21	212	240	—	5.25-5.81%	July 2034-January 2035
Total non-recourse debt	1,568	6,582	8,174	1,429
Total debt	1,569	6,584	$8,177	$6,429
Finance leases	71	152
Total debt and finance leases	$1,640	$6,736
(1)For restrictions on draw-downs or use for general corporate purposes with respect to any available committed funds under our Revolving Facilities and Term Loan Facility, refer to the section below. Undrawn commitments under the Term Loan Facility are subject to automatic reductions, as described below, and draw-downs under the Revolving Facilities and the Term Loan Facility are subject to certain specified conditions. For restrictions on draw-downs or use for general corporate purposes with respect to any available committed funds under our other debt facilities, as applicable, refer to the notes to the consolidated financial statements included in our reporting on Form 10-K for the year ended December 31, 2025.
(2)For undrawn amounts, refer to the respective narrative disclosure below for the contractual interest rate or to the notes to the consolidated financial statements included in our reporting on Form 10-K for the year ended December 31, 2025.
(3)As we have the intent and ability to refinance the loan on a long-term basis, we classify it as Debt and finance leases, net of current portion in the consolidated balance sheets.
Recourse debt refers to debt that is recourse to our general assets. Non-recourse debt refers to debt that is recourse to only assets of our subsidiaries. The differences between the unpaid principal balances and the net carrying values are due to debt discounts or deferred issuance costs. As of September 30, 2026, we were in material compliance with all financial debt covenants.

Term Loan Facility
In September 2026, we entered into a senior unsecured delayed draw term loan facility with a commitment of $20.00 billion, maturing in September 2029 (the "Term Loan Facility"). The 3-year tenor is inclusive of an availability period of up to 18 months and is limited to ten draws. Undrawn commitments automatically reduce so that they do not exceed $10.00 billion at 12 months after closing, $5.00 billion at 15 months after closing and zero at 18 months after closing. Amounts repaid may not be reborrowed. Borrowings are available in U.S. dollars and may be used for general corporate purposes. Borrowed funds accrue interest at a variable rate equal to, at our election, Term SOFR or an alternate base rate, plus an applicable margin. The applicable margin will be based on the rating assigned to our senior, unsecured long-term indebtedness (or, in some cases, our issuer rating) (the "Credit Rating") from time to time. The fee for undrawn amounts is variable based on the Credit Rating and is currently 0.10% per annum.
Revolving Facilities
In September 2026, we entered into two senior unsecured revolving credit facilities with aggregate commitments of $10.00 billion (the "Revolving Facilities"), consisting of a 5-year revolving credit facility with a commitment of $8.00 billion, maturing in September 2031, and a 364-day revolving credit facility with a commitment of $2.00 billion, maturing in September 2027. The Revolving Facilities replaced our existing RCF Credit Agreement, which had a commitment of $5.00 billion and was scheduled to mature in January 2028. The 5-year facility contains two optional one-year extensions, and the 364-day facility includes a one-year term-out option for loans outstanding at maturity, in each case subject to certain conditions. Commitments under the Revolving Facilities may be increased by up to $4.00 billion in the aggregate under certain circumstances. The underlying borrowings may be used for general corporate purposes. The 5-year facility is available in U.S. dollars, euros and pounds sterling. The 364-day facility is available in U.S. dollars. Borrowed funds accrue interest at a variable rate equal to: (i) for dollar-denominated loans, at our election, Term SOFR or an alternate base rate; (ii) for loans denominated in pounds sterling, SONIA (the sterling overnight index average reference rate); or (iii) for loans denominated in euros, an adjusted EURIBOR (euro interbank offered rate); in each case, plus an applicable margin. The applicable margin will be based on the Credit Rating from time to time. The fee for undrawn amounts is variable based on the Credit Rating and is currently 0.10% per annum under the 5-year facility and 0.08% per annum under the 364-day facility.
Warehouse Agreement
In the first quarter of 2026, we entered into an uncommitted revolving Loan and Security Agreement (the "Warehouse Agreement") with a syndicate of banks. Under the Warehouse Agreement, we may borrow up to $1.50 billion in total principal amount which is secured by certain financing receivables and/or beneficial interests related to certain leased vehicles. Subject to extension in accordance with the terms of the Warehouse Agreement, the ability to draw under the Warehouse Agreement expires in March 2027, and the maturity date for borrowings is the earlier of the end of the underlying lease and loan terms or March 2034. Amounts drawn under the Warehouse Agreement bear interest at a rate equal to Term SOFR plus 0.65% to 1.00%. As of September 30, 2026, we have no borrowings outstanding under the Warehouse Agreement.
We are subject to certain conditions and limitations, including advance rate limits, a required reserve account, various performance triggers and excess concentration limits.
Automotive Asset-backed Notes
During the third quarter of 2026, we transferred beneficial interests related to certain leased vehicles into a special purpose entity and issued $709 million in aggregate principal amount of Automotive Asset-backed Notes, with terms similar to our other previously issued Automotive Asset-backed Notes. The proceeds from the issuance, net of debt issuance costs, were $706 million.
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
As of September 30, 2026, we determined that the operational milestone involving the delivery of 20 million Tesla vehicles is probable over the term of the award based on our current assumptions. For the three and nine months ended September 30, 2026, we recorded stock-based compensation expense of $275 million and $802 million, respectively, related to the 2025 CEO Performance Award. Based on our current estimate of the achievement date, we had unrecognized stock-based compensation expense of $9.74 billion for the operational milestone that was considered probable of achievement over the term of the award, which we expect to be recognized over 8.9 years.
For the operational milestones that were considered not probable of achievement, we had unrecognized stock-based compensation expense of $105.82 billion to $120.37 billion.

Other Performance-Based Grants
From time to time, the Compensation Committee of our Board of Directors grants certain employees performance-based restricted stock units and stock options.
For the three and nine months ended September 30, 2026, we recorded $124 million and $398 million, respectively, of stock-based compensation expense related to these grants, net of forfeitures. For the three and nine months ended September 30, 2025, we recorded $93 million and $185 million, respectively, of stock-based compensation expense related to these grants, net of forfeitures. Stock-based compensation expense related to these grants, net of forfeitures, is recorded primarily in Research and development in the consolidated statements of operations.
As of September 30, 2026, we had $580 million of unrecognized stock-based compensation expense related to awards that are probable of achievement, which we estimate will be recognized over a weighted-average period of 2.9 years. In addition, there was $3.22 billion of unrecognized stock-based compensation expense related to awards that are not currently probable of achievement, which may be recognized in future periods if the performance conditions become probable of being met.
Summary Stock-Based Compensation Information
The following table summarizes our stock-based compensation expense by line item in the consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$239	$207	$724	$629
Research and development	513	335	1,421	910
Selling, general and administrative	413	121	1,201	332
Total	$1,165	$663	$3,346	$1,871
Note 10 – Income Taxes

Our effective tax rate was 16% and 20% for the three and nine months ended September 30, 2026, respectively, compared to 29% and 27% for the three and nine months ended September 30, 2025, respectively. The decreases in our effective tax rates were primarily due to changes in the mix of our jurisdictional earnings, partially offset by the non-deductibility of stock-based compensation expense related to the 2025 CEO Performance Award. Additionally, our provision for income taxes for the nine months ended September 30, 2026 included a release of the valuation allowance on our California deferred tax assets other than research and development tax credits during the second quarter of 2026.

During the three months ended June 30, 2026, following the enactment of California Senate Bill 122 (SB 122) into law and based on the relevant weight of positive and negative evidence, including the consideration of our expected California tax liabilities, we concluded that it is more likely than not that our California deferred tax assets, other than research and development tax credits, are realizable. Accordingly, we released the valuation allowance related to these California deferred tax assets. The release of this valuation allowance and an immaterial accrual of pillar two tax resulted in a $274 million income tax benefit that was included in our provision for income taxes for the three months ended June 30, 2026.
Our effective tax rates for the three and nine months ended September 30, 2026 and 2025 as compared to the U.S. federal statutory rate of 21% were primarily impacted by the mix of our jurisdictional earnings subject to different tax rates, changes in the valuation allowance on our deferred tax assets, tax deduction limitations on executive compensation expense, and benefits from our U.S. research and development credits and manufacturing production credits.

Note 11 – Commitments and Contingencies
Tariffs
In February 2026, the U.S. Supreme Court issued a ruling invalidating certain tariffs previously imposed under the International Emergency Economic Powers Act (IEEPA). As a result of this ruling, we are eligible for a refund of tariffs previously paid on imported goods. During the three months ended September 30, 2026, we recognized IEEPA tariff refunds of $526 million and $260 million as reductions to energy generation and storage cost of revenues and automotive sales cost of revenues, respectively. We also recognized $339 million for the three months ended September 30, 2026, as a reduction to energy generation and storage revenue for the refunds contractually owed to certain energy storage customers. Amounts recognized related to these tariffs during the first half of 2026 were immaterial. We continue to monitor these developments and their potential impact on our results of operations.
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
Litigation and Investigations Relating to Alleged Discrimination and Harassment
We are also subject to various lawsuits that assert claims related to alleged discrimination and harassment. For example, on February 9, 2022, the California Civil Rights Department (“CRD,” formerly “DFEH”) filed a civil complaint against Tesla in Alameda County, California Superior Court, alleging systemic race discrimination, hostile work environment, and pay equity claims, among others. CRD’s amended complaint seeks monetary damages and injunctive relief. The first phase of the trial, which is a bench trial involving only equitable relief, began on September 21, 2026, and is scheduled to proceed until October 30, 2026. Additionally, on June 1, 2022, the Equal Employment Opportunity Commission (“EEOC”) issued a cause finding against Tesla that closely parallels the CRD’s allegations. On September 28, 2023, the EEOC filed a civil complaint against Tesla in the United States District Court for the Northern District of California asserting claims for race harassment and retaliation and seeking, among other things, monetary and injunctive relief. The case is in discovery with no trial date set.
The Company intends to vigorously defend itself in these matters; however, we cannot predict the outcome or impact. We are unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, unless noted.

Other Litigation Related to Our Products and Services
We are also subject to various lawsuits that seek monetary and other injunctive relief. These lawsuits include proposed class actions and other consumer claims that allege, among other things, purported defects and misrepresentations related to our products and services. For example, on September 14, 2022, a proposed class action was filed against Tesla, Inc. and related entities in the U.S. District Court for the Northern District of California, alleging various claims about the Company’s driver assistance technology systems under state and federal law. This case was later consolidated with several other proposed class actions, and a Consolidated Amended Complaint was filed on October 28, 2022, which seeks damages and other relief on behalf of all persons who purchased or leased from Tesla between January 1, 2016, to the present. On March 22, 2023, the plaintiffs filed a motion for a preliminary injunction alleging that Tesla made certain statements regarding the capabilities of Full Self-Driving Capability and seeking various forms of injunctive relief, and on September 30, 2023, the Court denied the plaintiffs’ motion, compelled four of five plaintiffs to arbitration, and dismissed the claims of the fifth plaintiff with leave to amend the complaint. On October 31, 2023, the remaining plaintiff filed an amended complaint, which Tesla moved to dismiss, and on May 15, 2024, the Court granted in part and denied in part Tesla’s motion. On May 6, 2025, the plaintiff filed a motion for class certification, which Tesla opposed, and on August 18, 2025, the Court certified a limited class comprised of California consumers who are not subject to an arbitration agreement. On September 1, 2025, Tesla filed a petition in the United States Court of Appeals for the Ninth Circuit for permission to appeal the class certification order, and on December 18, 2025, the Ninth Circuit granted Tesla’s petition. On January 5, 2026, the district court stayed the case pending resolution of the proceedings before the Ninth Circuit. Oral argument in the Ninth Circuit occurred on August 31, 2026, and on October 16, 2026, the Ninth Circuit reversed the district court and vacated the class certification order. The case was returned to the district court for further proceedings.

On August 4, 2025, a proposed class action was filed in the U.S. District Court for the Western District of Texas against Tesla, Inc., Elon Musk, and certain current and former Company executives. The complaint alleges that the defendants violated federal securities laws through alleged material misrepresentations in public filings regarding the effectiveness of Autopilot, Full-Self-Driving (Supervised), and Robotaxi. The complaint seeks monetary damages and other relief on behalf of persons who purchased Tesla stock between April 19, 2023, and June 22, 2025. The plaintiffs filed an amended complaint on February 17, 2026, and Tesla moved to dismiss the amended complaint on April 20, 2026. Tesla’s motion to dismiss has been fully briefed by the parties.

On June 4, 2026, a proposed class action was filed in the U.S. District Court for the Northern District of California against Tesla, Inc. and related entities. The complaint alleges that Tesla made certain statements regarding the capabilities of its driver assistance technology systems. The complaint seeks damages and other relief on behalf of certain consumers who purchased or leased a Tesla vehicle. Tesla filed a motion to dismiss on August 4, 2026, and instead of responding to the motion, the plaintiff filed an amended complaint. On September 22, 2026, Tesla moved to dismiss the amended complaint.
The Company intends to vigorously defend itself in these matters; however, we cannot predict the outcome or impact. We are unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, unless noted.
Benavides v. Tesla, Inc.
On August 1, 2025, a jury in the U.S. District Court for the Southern District of Florida reached a verdict in a product liability trial relating to certain allegations regarding the use of our Autopilot technology in a 2019 accident that resulted in a fatality and injuries. The jury awarded $129 million in total compensatory damages, finding the driver 67% at fault and the Company 33% at fault. The jury also awarded $200 million in punitive damages. On September 15, 2025, the Company filed a post-trial motion for judgment as a matter of law or, in the alternative, a new trial on all issues or an amended judgment to lesser compensatory and punitive damages. On February 19, 2026, the Court denied the Company’s post-trial motions, and on July 2, 2026, the Company filed its opening brief with the U.S. Court of Appeals for the Eleventh Circuit. Plaintiffs filed their response on September 16, 2026, and Tesla’s reply is due by November 6, 2026. Although we believe that the facts and law do not justify the damages awarded, the Company has recorded an immaterial accrual.
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

Certain Investigations and Other Matters
We regularly receive requests for information, including subpoenas, from regulators and governmental authorities such as the National Highway Traffic Safety Administration, the National Transportation Safety Board, the SEC, the Department of Justice (“DOJ”), and various local, state, federal, and international agencies. The ongoing requests for information include topics such as operations, technology (e.g., vehicle functionality, vehicle incidents, Advanced Driver-Assistance Systems and Robotaxi), compliance, finance, data privacy, and other matters related to Tesla’s business, its personnel, and related parties. We routinely cooperate with such formal and informal requests for information, investigations, and other inquiries. To our knowledge no government agency in any ongoing investigation has concluded that any wrongdoing occurred. We cannot predict the outcome or impact of any ongoing matters. Should the government decide to pursue an enforcement action, there exists the possibility of a material adverse impact on our business, results of operations, prospects, cash flows, financial position or brand.
We are also subject to various other legal proceedings, risks and claims that arise from the normal course of business activities. If an unfavorable ruling or development were to occur in these or other possible legal proceedings, risks and claims, there exists the possibility of a material adverse impact on our business, results of operations, prospects, cash flows, financial position or brand.
Letters of Credit
As of September 30, 2026, we had $1.62 billion of unused letters of credit outstanding.
Note 12 – Variable Interest Entity Arrangements
The aggregate carrying values of the variable interest entities’ assets and liabilities, after elimination of any intercompany transactions and balances, in the consolidated balance sheets were as follows (in millions):

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$140	$109
Accounts receivable, net	25	11
Prepaid expenses and other current assets	184	198
Total current assets	349	318
Operating lease vehicles, net	331	456
Energy generation and storage systems, net	2,044	2,177
Other non-current assets	451	183
Total assets	$3,175	$3,134
Liabilities
Current liabilities
Accrued liabilities and other	$89	$49
Deferred revenue	6	6
Current portion of debt and finance leases	1,139	1,364
Total current liabilities	1,234	1,419
Deferred revenue, net of current portion	54	60
Debt and finance leases, net of current portion	1,564	1,679
Total liabilities	$2,852	$3,158
Note 13 – Related Party Transactions
Tesla periodically does business with certain entities with which its CEO and directors are affiliated, such as SpaceX, The Boring Company and Redwood Materials, in accordance with our Related Person Transactions Policy.

In the three and nine months ended September 30, 2026, we recognized $221 million and $626 million of revenues, respectively, and $171 million and $478 million of cost of revenues, respectively, from SpaceX for its purchase of our Megapack products in the ordinary course of business. Accounts receivable associated with our Megapack sales are determined by contractual billing milestones, including capacity reservations, and payment terms. As of September 30, 2026, accounts receivable from SpaceX was $729 million, which included milestone billings and capacity reservations for Megapacks that have not been delivered. Deferred revenue related to unsatisfied performance obligations for these Megapack contracts with SpaceX as of September 30, 2026 was $648 million, of which $516 million was current and $132 million was long-term. Net of $588 million for Megapacks that have not been delivered, accounts receivable from SpaceX would be $141 million and total deferred revenue would be $60 million as of September 30, 2026.
Other transactions with SpaceX and other related parties in the three and nine months ended September 30, 2026 were immaterial. Transactions with related parties were immaterial for the three and nine months ended September 30, 2025.
Upon receiving the applicable regulatory approvals, the Company invested $2.00 billion in SpaceX common stock (formerly a preferred share investment in xAI) representing an ownership interest of less than 1% in March 2026. We have determined that under the applicable accounting standards, we are presumed to have significant influence over SpaceX and as such, we account for this investment using the equity method of accounting. Refer to Note 1, Summary of Significant Accounting Policies, regarding the fair value policy election in relation to the equity investment and Note 2, Fair Value of Financial Instruments, for the mark-to-market adjustments recognized on our SpaceX equity investment.
Note 14 – Segment Reporting and Information about Geographic Areas
We have two operating and reportable segments: (i) automotive and (ii) energy generation and storage. The following table presents revenues, cost of revenues and gross profit by reportable segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Automotive segment
Revenues	$25,165	$24,680	$70,241	$60,992
Cost of revenues (1)	$20,625	$20,699	$57,822	$51,611
Gross profit	$4,540	$3,981	$12,419	$9,381
Energy generation and storage segment
Revenues	$2,881	$3,415	$8,428	$8,934
Cost of revenues (2)	$1,927	$2,342	$5,882	$6,230
Gross profit	$954	$1,073	$2,546	$2,704
(1)Depreciation and amortization included in Cost of revenues for the automotive segment for the three and nine months ended September 30, 2026 was $978 million and $2.92 billion, respectively. Depreciation and amortization included in Cost of revenues for the automotive segment for the three and nine months ended September 30, 2025 was $959 million and $2.80 billion, respectively.
(2)Depreciation and amortization included in Cost of revenues for the energy generation and storage segment for the three and nine months ended September 30, 2026 was $113 million and $305 million, respectively. Depreciation and amortization included in Cost of revenues for the energy generation and storage segment for the three and nine months ended September 30, 2025 was $92 million and $262 million, respectively.
The following table presents revenues by geographic area based on the sales location of our products (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$12,495	$14,598	$36,380	$36,740
China	5,209	5,653	14,068	14,261
Other international	10,342	7,844	28,221	18,925
Total	$28,046	$28,095	$78,669	$69,926

The following table presents long-lived assets by geographic area (in millions):

	September 30, 2026	December 31, 2025
United States	$45,240	$35,847
Other international	9,804	9,400
Total	$55,044	$45,247
The following table presents inventory by reportable segment (in millions):

	September 30, 2026	December 31, 2025
Automotive	$9,644	$9,678
Energy generation and storage	4,448	2,714
Total	$14,092	$12,392

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are focused on bringing SI into the real world, through products and services like FSD (Supervised) and Robotaxi, as well as working to develop and commercialize SI robots (including Optimus). We intend to leverage our current operations, in which we design, develop, manufacture, sell and lease high-performance fully electric vehicles and energy generation and storage systems that increasingly deliver SI-related and enhanced software and services to our customers, to achieve that objective.
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
In 2026, we produced approximately 1.32 million consumer vehicles and delivered approximately 1.32 million consumer vehicles through the third quarter. We are focused on profitable growth and scale, further improving and deploying our FSD (Supervised) capabilities, including future autonomous capabilities through our purpose-built Robotaxi product, Cybercab, advancing our battery and SI compute technologies and expanding our global infrastructure. Since launching our Robotaxi service in June 2025, we have continued to expand and refine our product and operations - including the rollout of Cybercab in September 2026, capitalizing on our SI investments and scalable mobility infrastructure to advance a service-driven business model.
In 2026, we deployed 36.0 GWh of energy storage products through the third quarter. We are focused on ramping the production, increasing the market penetration of our energy storage products and developing our solar manufacturing and battery technologies.
During the three and nine months ended September 30, 2026, we recognized total revenues of $28.05 billion and $78.67 billion, respectively, representing a decrease of $49 million and an increase of $8.74 billion, respectively, compared to the same periods in the prior year. During the three and nine months ended September 30, 2026, our net income attributable to common stockholders was $787 million and $2.38 billion, respectively, representing decreases of $586 million and $576 million, respectively, compared to the same periods in the prior year. We continue to ramp production and build and optimize our manufacturing capacity, expand our operations while focusing on further cost reductions and operational efficiencies, including through vertical integration of our battery and semiconductor supply chains, to enable increased deliveries and deployments of our products. We are also investing heavily in research and development to accelerate our SI, software and fleet-based profits for further revenue growth, which will negatively impact our profitability during this phase.
We ended the third quarter of 2026 with $45.45 billion in cash and cash equivalents and short-term investments, representing an increase of $1.39 billion from the end of 2025. Our cash flows provided by operating activities were $14.90 billion during the nine months ended September 30, 2026, compared to $10.93 billion during the same period ended September 30, 2025, representing an increase of $3.96 billion. Capital expenditures amounted to $13.01 billion during the nine months ended September 30, 2026, compared to $6.13 billion during the same period ended September 30, 2025, representing an increase of $6.88 billion. Overall growth has allowed our business to generally fund itself. As we make critical high-value investments in our SI initiatives and expand manufacturing capabilities, including for our semiconductor, Optimus and solar operations, we intend to manage the business such that we maintain a strong balance sheet and sufficient liquidity, which may include additional funding.

Management Opportunities, Challenges and Uncertainties and 2026 Outlook
Automotive and SI Enabled Products—Production
We are focused on growing and optimizing our manufacturing capacity, which includes capacity for manufacturing newer vehicle models and future vehicles utilizing aspects of our next generation platform, while maximizing production rate and efficiency at our Gigafactories. The next phase of production growth will be initiated by advances in autonomy and the introduction of new products, including those built on our next generation vehicle platform, as well as our ability to efficiently manufacture and rapidly scale our own cells that we are developing to have high-volume output, lower capital and production costs and longer range. In the third quarter of 2026, we continued to progress towards these objectives through the launches of Cybercab and the Tesla Semi, along with production ramps across our new battery and material factories, including cathode material and lithium refining in Texas. We are focused on improving vehicle performance, decreasing production costs and increasing affordability and customer awareness. Leveraging our autonomy-enabled products, our goal is to redefine and lead transportation across all modes, advancing toward a future of safer, more accessible, efficient and sustainable mobility. We are also capitalizing on our strengths in real-world SI data to advance the development of Optimus, a general purpose, autonomous humanoid robot, as we make preparations and investments in large-scale production.
These plans are subject to uncertainties inherent in establishing and ramping manufacturing operations, which may be exacerbated by new product and manufacturing technologies we introduce, the number of concurrent international projects, any industry-wide component constraints, labor shortages and any future impact from events outside of our control. For example, changes to fiscal and trade policy with respect to tariffs, export controls and other restrictions may impact our global supply chain cost structure and availability, affecting not only vehicle production, but also facility expansions. Furthermore, scaling autonomy operations presents significant challenges due to evolving regulations, the resources required for SI inference and training, and operational and infrastructure support required, any of which could adversely affect our timelines and results. Moreover, we have set ambitious technological targets with our plans for battery cells as well as for iterative manufacturing and design improvements for our vehicles.
Automotive and SI Enabled Products—Demand, Sales and Deliveries and Supporting Infrastructure
Our cost reduction efforts, cost innovation strategies, and additional localized procurement and manufacturing are key to our vehicles’ affordability and have allowed us to competitively price our vehicles. We will also continue to generate demand by improving our vehicles’ performance and functionality, including through product offerings and features utilizing super intelligence, and delivering new vehicles and vehicle options. Our FSD (Supervised) technology serves as a key growth driver and product differentiator, with cumulative miles driven having increased exponentially in 2026. The launch of our Robotaxi service and introduction of Cybercab further unlocks the potential for significant business growth to advance a service-driven business model leveraging the same technology. This initiates a compounding, positive feedback loop, whereby fleet growth generates more data that further improves our technology, driving additional fleet growth, and we plan to scale future production accordingly. We will continue to improve safety and profitability while scaling the network. In addition, we have been increasing awareness, and expanding our vehicle financing programs, including attractive leasing terms for our customers. We will also continue to work on developing our robotics offerings.
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
As our vehicle production increases, we must work constantly to similarly increase vehicle delivery capability so that it does not become a bottleneck on our total deliveries. As we expand our manufacturing operations and vehicle lineup globally, we will also have to continue to increase and staff our delivery, servicing and charging infrastructure accordingly, maintain our vehicle reliability and optimize our Supercharger locations to ensure cost effectiveness and customer satisfaction. We have also begun deploying public Megachargers in preparation for the production and ramp of Tesla Semi. In addition, we remain focused on continued enhancements of the capability and efficiency of our servicing operations. In tandem with the launch of our Robotaxi business, we are focused on developing and optimizing dedicated infrastructure, including in relation to vehicle cleaning and maintenance, charging, security, teleoperations and fleet management, to ensure service quality as we continue to scale.
Energy Generation and Storage Demand, Production and Deployment
The long-term success of this business is dependent upon incremental volume growth. We continue to increase the production and capabilities of our energy storage products to meet high levels of demand, including the ramps of our Megafactories in Shanghai and Lathrop, California, and the construction of a new Megafactory near Houston, Texas, which began production in the third quarter of 2026. In 2025, we introduced Megapack 3 and Megablock, our next-generation industrial storage product, and began manufacturing a new residential retrofit solar panel. For Megapack, energy storage deployments can vary meaningfully quarter to quarter depending on the timing of specific project milestones and logistics. As these product lines grow, we will have to maintain adequate battery cell supply for our energy storage products. In the third quarter of 2026, we shipped the first Megapack with LFP cells manufactured at Gigafactory Nevada, further advancing our efforts to localize supply chains. At the same time, changes in government and economic incentives or tariffs may also impact our sales, cost structure and the competitive landscape. For instance, import tariffs by the US government and the provisions of the One Big Beautiful Bill Act (the “OBBBA”) could significantly increase battery cell expenses and impact costs for our consumers, negatively impacting consumer demand. Despite these challenges, as SI infrastructure drives rapid load growth, we see opportunities for our energy storage products to stabilize the grid, shift energy when it is needed most and provide additional power capacity.
Infrastructure
To support our businesses in clean energy and transport and autonomous robots, we are investing in and developing the necessary infrastructure. We continue to expand Cortex, our onsite training clusters at Gigafactory Texas, to provide sufficient compute resources for the development of our SI products and services, and are expanding our scope of manufacturing to include semiconductor and solar fabrication. We are focused on exploring opportunities independently and with strategic partners to develop bespoke and scalable solutions, including through vertical integration, to optimize for cost, functionality, efficiency and safety.

Cash Flow and Capital Expenditure Trends
Our capital expenditure projections are subject to variability given the number and breadth of our projects at any given time. Changes in, among other things, global market conditions, trade and fiscal policies, and strategic timing and direction, may necessitate adjustments to our project timelines, potentially impacting our capital expenditure expectations. We are focused on long-term growth opportunities through critical, high-value investments. We are simultaneously developing and ramping new products, building or ramping manufacturing facilities on three continents, piloting the development and manufacture of new battery cell technologies, expanding our Supercharger network and investing in autonomy, robotics and other super intelligence enabled training and products and its supporting infrastructure, and the pace of our capital spend may vary depending on overall priority among projects, the pace at which we meet milestones, production adjustments to and among our various products, increased capital efficiencies and the addition of new projects. We currently expect our capital expenditures to be in excess of $20 billion in 2026, driven by our SI initiatives, including investments in compute infrastructure and data centers, the expansion and ramp of our manufacturing and R&D production lines and facilities, and growth in our fleet of company-operated SI-enabled assets and our retail, service and charging footprint. We believe this strategy will position our Company for further growth as we make investments in a capital efficient manner.
Our business has generally been consistently generating cash flow from operations in excess of our level of capital spend, and with better working capital management resulting in shorter days sales outstanding than days payable outstanding, our sales growth is also generally facilitating positive cash generation. We have and will continue to utilize such cash flows, among other things, to invest in autonomy and robotics, further vertically integrate our supply chain, expand our product roadmap and provide financing options to our customers. At the same time, periods of heightened levels of capital expenditures due to capital-intensive projects and other potential variables such as rising material prices and increases in supply chain and labor expenses resulting from changes in global trade conditions and labor availability, will necessitate additional funding beyond our operating cash flow. For example, in September 2026, we entered into three credit agreements providing aggregate commitments of $30 billion, which afford us additional flexibility to support our planned investments, as described above.
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
Results of Operations
Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2026	2025	$	%	2026	2025	$	%
Automotive sales	$20,094	$20,359	$(265)	(1)%	$55,573	$49,071	$6,502	13%
Automotive regulatory credits	113	417	(304)	(73)%	639	1,451	(812)	(56)%
Automotive leasing	353	429	(76)	(18)%	1,098	1,311	(213)	(16)%
Total automotive revenues	20,560	21,205	(645)	(3)%	57,310	51,833	5,477	11%
Services and other	4,605	3,475	1,130	33%	12,931	9,159	3,772	41%
Total automotive & services and other segment revenue	25,165	24,680	485	2%	70,241	60,992	9,249	15%
Energy generation and storage segment revenue	2,881	3,415	(534)	(16)%	8,428	8,934	(506)	(6)%
Total revenues	$28,046	$28,095	$(49)	—%	$78,669	$69,926	$8,743	13%

Automotive & Services and Other Segment
Automotive sales revenue decreased $265 million, or 1%, in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, due to a decrease of approximately 2% in cash deliveries, primarily from fewer Model S and Model X deliveries after the product sunset in mid-2026, offset by a positive impact from the weakening of the United States dollar compared to foreign currencies year over year and an increase from higher revenue from FSD (Supervised) subscriptions in the current period.
Automotive sales revenue increased $6.50 billion, or 13%, in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, due to an increase of approximately 10% in cash deliveries, in part from bringing down all of our vehicle factories simultaneously for the changeover to the New Model Y in the prior period, partially offset by fewer Model S and Model X deliveries after the product sunset in mid-2026. Additionally, there was a positive impact from the weakening of the United States dollar when compared to foreign currencies year over year and an increase from higher revenue from FSD (Supervised) subscriptions in the current period.
Automotive regulatory credits revenue decreased $304 million, or 73%, in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Automotive regulatory credits revenue decreased $812 million, or 56%, in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Fluctuations in automotive regulatory credits are impacted by our supply of credits, subject to changes in regulation, production and sales. Recent governmental and regulatory actions have restricted certain regulatory credit programs tied to our products.
Services and other revenue increased $1.13 billion, or 33%, in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Services and other revenue increased $3.77 billion, or 41%, in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. These increases were primarily due to increases in used vehicle sales volume and average selling price, non-warranty maintenance services and collision revenue, and paid Supercharging sessions.
Energy Generation and Storage Segment
Energy generation and storage revenue decreased $534 million, or 16%, in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Energy generation and storage revenue decreased $506 million, or 6%, in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. These decreases were primarily due to tariff refunds for certain Megapack customers, a lower average selling price per Megapack unit, a decrease in Powerwall deployments, and a decrease in solar retrofit cash deployments, partially offset by an increase in Megapack deployments.

Cost of Revenues and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2026	2025	$	%	2026	2025	$	%
Cost of revenues
Automotive sales	$16,570	$17,365	$(795)	(5)%	$46,052	$42,393	$3,659	9%
Automotive leasing	184	225	(41)	(18)%	567	692	(125)	(18)%
Total automotive cost of revenues	16,754	17,590	(836)	(5)%	46,619	43,085	3,534	8%
Services and other	3,871	3,109	762	25%	11,203	8,526	2,677	31%
Total automotive & services and other segment cost of revenues	20,625	20,699	(74)	—%	57,822	51,611	6,211	12%
Energy generation and storage segment	1,927	2,342	(415)	(18)%	5,882	6,230	(348)	(6)%
Total cost of revenues	$22,552	$23,041	$(489)	(2)%	$63,704	$57,841	$5,863	10%

Gross profit total automotive	$3,806	$3,615			$10,691	$8,748
Gross margin total automotive	18.5%	17.0%			18.7%	16.9%

Gross profit total automotive & services and other segment	$4,540	$3,981			$12,419	$9,381
Gross margin total automotive & services and other segment	18.0%	16.1%			17.7%	15.4%

Gross profit energy generation and storage segment	$954	$1,073			$2,546	$2,704
Gross margin energy generation and storage segment	33.1%	31.4%			30.2%	30.3%

Total gross profit	$5,494	$5,054			$14,965	$12,085
Total gross margin	19.6%	18.0%			19.0%	17.3%
Automotive & Services and Other Segment
Cost of automotive sales revenue decreased $795 million, or 5%, in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, due to the decrease in deliveries year over year as discussed above, a lower average cost per unit from sales mix and a favorable impact from tariff refunds, offset by an unfavorable impact from the weakening of the United States dollar when compared to foreign currencies year over year.
Cost of automotive sales revenue increased $3.66 billion, or 9%, in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, due to the increase in deliveries year over year as discussed above. Average cost per unit was relatively consistent due to favorable impacts from tariffs and warranty adjustments, offset by an unfavorable impact from the weakening of the United States dollar when compared to foreign currencies year over year.
Cost of services and other revenue increased $762 million, or 25%, in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Cost of services and other revenue increased $2.68 billion, or 31%, in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. These increases were in alignment with the increases in services and other revenue as discussed above.
Gross margin for total automotive increased from 17.0% to 18.5% in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Gross margin for total automotive increased from 16.9% to 18.7% in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increases were primarily due to the fluctuations in automotive sales revenue and cost of automotive sales revenue, partially offset by a decrease in regulatory credits revenue, as discussed above.

Gross margin for total automotive & services and other segment increased from 16.1% to 18.0% in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Gross margin for total automotive & services and other segment increased from 15.4% to 17.7% in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increases in gross margin were primarily due to the increases in automotive sales gross margin, as discussed above, as well as from an improvement in services and other gross margin.
Energy Generation and Storage Segment
Cost of energy generation and storage revenue decreased $415 million, or 18%, in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Cost of energy generation and storage revenue decreased $348 million, or 6%, in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. These decreases were primarily due to the deployment fluctuations as discussed above, favorable impacts from tariff refunds, and decreases in average cost per unit for Megapack.
Gross margin for energy generation and storage increased from 31.4% to 33.1% in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Gross margin for energy generation and storage decreased from 30.3% to 30.2% in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The changes in gross margin were primarily due to the changes in energy generation and storage revenue and cost of energy generation and storage revenue, as discussed above.
Research and Development Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2026	2025	$	%	2026	2025	$	%
Research and development	$2,761	$1,630	$1,131	69%	$7,078	$4,628	$2,450	53%
As a percentage of revenues	10%	6%			9%	7%
Research and development (“R&D”) expenses increased $1.13 billion, or 69%, in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. R&D expenses increased $2.45 billion, or 53%, in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. These increases were primarily due to increases in costs related to SI and other programs, such as Optimus, silicon development, battery technologies, and new vehicle programs as we continue to expand our product roadmap, and increases in stock-based compensation of $178 million and $511 million, respectively.
R&D expenses as a percentage of revenue increased from 6% to 10% in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. R&D expenses as a percentage of revenue increased from 7% to 9% in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. These increases were primarily due to higher R&D expenses in the current periods offset by the increase in total revenues in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Selling, General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2026	2025	$	%	2026	2025	$	%
Selling, general and administrative	$2,015	$1,562	$453	29%	$5,830	$4,179	$1,651	40%
As a percentage of revenues	7%	6%			7%	6%
Selling, general and administrative (“SG&A”) expenses increased $453 million, or 29%, in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, driven by a $293 million increase in stock-based compensation primarily related to the 2025 CEO Performance Award, a $144 million increase in facilities related and computer software expenses, and a $91 million increase in employee and labor costs, including professional services.

SG&A expenses increased $1.65 billion, or 40%, in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, driven by a $870 million increase in stock-based compensation primarily related to the 2025 CEO Performance Award, a $357 million increase in employee and labor costs, including professional services, a $275 million increase in facilities related and computer software expenses and a $136 million increase in operating expenses including litigation related expenses.
Interest Income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2026	2025	$	%	2026	2025	$	%
Interest income	$445	$439	$6	1%	$1,301	$1,231	$70	6%
Interest income increased $6 million, or 1%, in the three months ended September 30, 2026 and increased $70 million, or 6%, in the nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, respectively. The increases were primarily due to higher interest earned on our cash and cash equivalents and short-term investments due to an increase in our average portfolio balance, partially offset by a lower average interest rate.
Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2026	2025	$	%	2026	2025	$	%
Other (expense) income, net	$(117)	$(28)	$(89)	318%	$(62)	$173	$(235)	Not meaningful
Other (expense) income, net, changed unfavorably by $89 million in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Other (expense) income, net, changed unfavorably by $235 million in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The changes were primarily due to mark-to-market adjustments on our SpaceX equity investment, which we entered into in March 2026, and adjustments on our bitcoin digital assets, as well as fluctuations in foreign currency exchange rates on our intercompany balances. As our intercompany balances are significant in nature and we do not typically hedge foreign currency risk, we can experience significant fluctuations in foreign currency exchange rate gains and losses from period to period.
Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in millions)	2026	2025	$	%	2026	2025	$	%
Provision for income taxes	$152	$570	$(418)	(73)%	$610	$1,098	$(488)	(44)%
Effective tax rate	16%	29%			20%	27%
Our provision for income taxes decreased by $418 million in the three months ended September 30, 2026 and by $488 million in the nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, respectively, primarily due to decreases in our income before income taxes and changes in the mix of our jurisdictional earnings, partially offset by the non-deductibility of stock-based compensation expense related to the 2025 CEO Performance Award. Our effective tax rate decreased from 29% to 16% in the three months ended September 30, 2026 and from 27% to 20% in the nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025, respectively, primarily due to changes in the mix of our jurisdictional earnings, partially offset by the non-deductibility of stock-based compensation expense related to the 2025 CEO Performance Award. Additionally, the decreases in our provision for income taxes and effective tax rate for the nine months ended September 30, 2026 included the impact of a release of the valuation allowance on our California deferred tax assets other than research and development tax credits during the second quarter of 2026.
See Note 10, Income Taxes, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details.

Liquidity and Capital Resources
We generally expect to continue to generate net positive operating cash flow. The cash we generate from our core operations enables us to fund ongoing operations and production, our research and development projects for new products and technologies including our proprietary battery cells, additional manufacturing ramps at existing manufacturing facilities, the construction of future factories, and the continued expansion of our retail and service locations, body shops, Mobile Service fleet, Supercharger, energy product installation capabilities and autonomy and other super intelligence enabled products.
In addition, because a large portion of our future expenditures will be to fund our growth, we expect that if needed we will be able to adjust our capital and operating expenditures by operating segment. For example, if our near-term manufacturing operations decrease in scale or ramp more slowly than expected, including due to global economic, tax, trade or business conditions, we may choose to correspondingly slow the pace of our capital expenditures. We continually evaluate our cash needs and the evolving nature of our business and may decide it is best to raise additional capital or seek alternative financing sources to fund the rapid growth of our business, including through drawdowns on existing or new debt facilities or financing funds. For example, in September 2026, we entered into three credit agreements providing aggregate commitments of $30 billion, which afford us additional flexibility to support our planned investments. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early. Accordingly, we believe that our current and potential sources of funding will provide us with adequate liquidity during the 12-month period following September 30, 2026, as well as in the long-term.
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
As discussed in and subject to the considerations referenced in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations—Management Opportunities, Challenges and Uncertainties and 2026 Outlook—Cash Flow and Capital Expenditure Trends in this Quarterly Report on Form 10-Q, we currently expect our capital expenditures to be in excess of $20 billion in 2026, driven by our SI initiatives, including investments in compute infrastructure and data centers, the expansion and ramp of our manufacturing and R&D production lines and facilities, and growth in our fleet of company-operated SI-enabled assets and our retail, service and charging footprint. Changes in, among other things, global market conditions, trade and fiscal policies, and strategic timing and direction, may necessitate adjustments to our project timelines, potentially impacting our capital expenditure expectations.
As of September 30, 2026, we and our subsidiaries had outstanding $9.28 billion in aggregate principal amount of indebtedness, of which $1.32 billion is current. For details regarding our indebtedness, refer to Note 8, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Sources and Conditions of Liquidity
Our sources to fund our material cash requirements are predominantly from our deliveries and servicing of new and used vehicles, deployments and servicing of our energy storage products, interest income, and proceeds from debt facilities and equity offerings, when applicable.
As of September 30, 2026, we had $17.85 billion and $27.59 billion of cash and cash equivalents and short-term investments, respectively. Balances held in foreign currencies had a U.S. dollar equivalent of $5.97 billion and consisted primarily of euros and Chinese yuan. As of September 30, 2026, we had $30.00 billion of unused committed amounts under our senior unsecured credit facilities. For details regarding our indebtedness, refer to Note 8, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
We continue adapting our strategy to meet our liquidity and risk objectives, such as investing in U.S. government securities and other investments, investing in autonomy, further vertically integrating our supply chain, expanding our product roadmap and providing financing options to our customers.

Summary of Cash Flows

	Nine Months Ended September 30,
(Dollars in millions)	2026	2025
Net cash provided by operating activities	$14,897	$10,934
Net cash used in investing activities	$(14,928)	$(8,950)
Net cash provided by financing activities	$1,536	$429
Cash Flows from Operating Activities
Net cash provided by operating activities increased by $3.96 billion to $14.90 billion during the nine months ended September 30, 2026 from $10.93 billion during the nine months ended September 30, 2025. This increase was primarily due to favorable changes in net operating assets and liabilities of $3.51 billion and an increase in net income excluding non-cash expenses, gains and losses of $451 million.
Cash Flows from Investing Activities
Net cash flows from investing activities and their variability across each period related primarily to capital expenditures, which were $13.01 billion and $6.13 billion for the nine months ended September 30, 2026 and 2025, respectively, mainly for global SI and operational infrastructure and factory expansion, as well as machinery and equipment as we expand and enhance our product roadmap. We also had net proceeds from maturities of short-term investments of $95 million for the nine months ended September 30, 2026, compared to net purchases of short-term investments of $2.82 billion for the nine months ended September 30, 2025, respectively. Additionally, we invested $2.00 billion in SpaceX common stock during the nine months ended September 30, 2026. Refer to Note 13, Related Party Transactions, for additional information regarding the equity investment.
Cash Flows from Financing Activities
Net cash flows from financing activities changed by $1.11 billion to $1.54 billion net cash inflows during the nine months ended September 30, 2026 from $429 million net cash inflows during the nine months ended September 30, 2025. The change was primarily due to a $1.60 billion increase in proceeds from issuances of debt, offset by a decrease of $258 million proceeds from exercise of stock options and other stock issuance, and a $156 million increase in repayments of debt. See Note 8, Debt, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding our debt obligations.

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
We considered the historical trends in foreign currency exchange rates and determined that it is reasonably possible that adverse changes in foreign currency exchange rates of 10% for all currencies could be experienced in the near-term. These changes were applied to our total monetary assets and liabilities denominated in currencies other than our local currencies at the balance sheet date to compute the impact these changes would have had on our net income before income taxes. These changes would have resulted in a gain or loss of $1.65 billion at September 30, 2026 and $1.70 billion at December 31, 2025, assuming no foreign currency hedging.
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
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.
The Tesla board of directors has formed a special committee (the “Special Committee”) comprising disinterested directors to explore deepening Tesla’s relationship with SpaceX, which could be through certain arrangements including without limitation a business combination (a “Transaction”). While there could be merits to a Transaction, there is no assurance that any such Transaction will be consummated, as a Transaction would be subject to, among other things, the affirmative recommendation of the Special Committee and, if agreed upon, any necessary shareholder approval.

ITEM 6. EXHIBITS
See Index to Exhibits at the end of this Quarterly Report on Form 10-Q for the information required by this Item.
INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Five-Year Revolving Credit Agreement, dated as of September 29, 2026, among Tesla, Inc., the Lenders and Issuing Banks from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent and Citibank, N.A., as Syndication Agent	—	—	—	—	X
10.2	364-Day Revolving Credit Agreement, dated as of September 29, 2026, among Tesla, Inc., the Lenders and Issuing Banks from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent and Citibank, N.A., as Syndication Agent	—	—	—	—	X
10.3	Delayed Draw Term Loan Credit Agreement, dated as of September 29, 2026 , among Tesla, Inc., the Lenders and Issuing Banks from time to time party thereto, Citibank, N.A., as Administrative Agent and Wells Fargo Bank, National Association, as Syndication Agent	—	—	—	—	X
31.1	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Executive Officer	—	—	—	—	X

31.2	Rule 13a-14(a) / 15(d)-14(a) Certification of Principal Financial Officer	—	—	—	—	X

32.1*	Section 1350 Certifications	—	—	—	—

101.INS	Inline XBRL Instance Document	—	—	—	—	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	—	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	—	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*    Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tesla, Inc.

Date: October 21, 2026	/s/ Vaibhav Taneja
Vaibhav Taneja
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)